Form 10-K
period 2014-12-31
Journal Media Group, Inc.
filed 2015-03-31
CIK 1622893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014     OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36879
JOURNAL MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	47-1939596 (IRS Employer Identification Number)

333 West State Street Milwaukee, Wisconsin (Address of principal executive offices)	53203 (Zip Code)
Registrant’s telephone number, including area code: (414) 224-2000

Title of each class Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered New York Stock Exchange
Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company “in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2014 was $0 (the registrant was not formed until July 25, 2014 and the common stock will not be publicly-traded until April 1, 2015).
As of March 23, 2015, there were two shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

Index to Journal Media Group, Inc. Annual Report
on Form 10-K for the Year Ended December 31, 2014

As used in this Annual Report on Form 10-K, the terms “Company,” “JMG,” “we,” “our” or “us” may, depending on the context, refer to Journal Media Group, Inc., to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
Additional Information
Our website is www.journalmediagroup.com. We are not including information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Copies of all of our filings filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating and Corporate Governance and Audit Committees, our Corporate Governance Guidelines, our Code of Conduct and Ethics for Employees, our Code of Conduct and Ethics for Financial Executives, our Code of Conduct and Ethics for Members of the Board of Directors, and our Director Independence Standards. All of these documents are also available to shareholders in print upon request or by request via e-mail to investors@jmg.com.
Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements relate to our outlook or expectations for earnings, revenues, results of operations, financing plans, expenses, competitive position or other future financial or business performance, strategies or expectations or the impact of legal or regulatory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

•	statements relating to our plans, intentions, expectations, objectives or goals, including those relating to the benefits of the newspaper mergers (as defined below);

•
statements relating to our future performance, business prospects, revenue, income and financial condition and competitive position following the newspaper mergers, and any underlying assumptions relating to those statements; and

•
statements preceded by, followed by or that include the words “anticipate,” “approximate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will” or similar expressions.

These statements reflect our judgment based upon currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should evaluate our forward-looking statements, which are as of the date of this filing, with the understanding of their inherent uncertainty. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statement.

With respect to these forward-looking statements, we have made assumptions regarding, among other things, customer growth and retention, pricing, operating costs, technology and the economic and regulatory environment.

Future performance cannot be ensured. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements. Some of the factors that could cause our actual results to differ include those described in Item 1A “Risk Factors” on this Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, as well as, among others, the following:

•	competition in the markets served by the newspaper businesses of Journal Communications, Inc. ("Journal") and The E.W. Scripps Company ("Scripps"), respectively;

•	the possibility that expected synergies and value creation from the newspaper mergers will not be realized, or will not be realized in the expected time period;

•	the risks that Journal’s and Scripps’ respective newspaper businesses will not be integrated successfully;

•	inability to retain and attract qualified personnel;

•	disruption from the newspaper mergers, making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred;

•	our expectations regarding the period during which we qualify as an "emerging growth company" under the Jumpstart our Business Startups Act; and

•	changes in economic, business or political conditions, or licensing requirements or tax matters.

PART I

Item 1.	Business

We were incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers (as defined below), The E. W. Scripps Company ("Scripps") and Journal Communications, Inc. ("Journal") each have owned and will own 50% of our common stock. We were formed in anticipation of the newspaper mergers and, upon completion of the newspaper mergers, we will be a holding company owning various subsidiaries that will own and operate the former newspaper publishing businesses of Scripps and Journal. In this Annual Report on Form 10-K, we refer to the newspapers published by subsidiaries of Scripps as the “Scripps Newspapers” and to the newspapers published by subsidiaries of Journal as the “Journal Newspapers" or "JRN Newspapers.”

Since our inception, and until the consummation of the newspaper mergers and the other transactions described below, our activities have been limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014, we conducted no business operations or owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers arose from the issuance of two shares of our common stock, one to Scripps and one to Journal, upon our inception. We do not and will not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Historical Financial Statements) included in this Annual Report on Form 10-K are those of our predecessor, Scripps Newspapers.

GENERAL DESCRIPTION OF THE TRANSACTIONS

On July 30, 2014, we entered into a master transaction agreement with Scripps, Journal, Scripps Media, Inc., Desk Spinco, Inc. ("Scripps Spinco"), Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk BC Merger, LLC, Boat Spinco, Inc., ("Journal Spinco"), Desk NP Merger Co., and Boat NP Merger Co.

Pursuant to the master transaction agreement, which was unanimously approved by the Boards of Directors of each of Scripps and Journal, Scripps and Journal will, through a series of transactions and subject to the satisfaction or waiver of specified conditions, (i) separate Journal’s newspaper business pursuant to a spin-off of Journal Spinco to the shareholders of Journal (the "Journal newspaper spin-off"), (ii) separate Scripps’ newspaper business pursuant to a spin-off of Scripps Spinco to the shareholders of Scripps ( the "Scripps newspaper spin-off" and together with the Journal newspaper spin-off, the "spin-offs"), (iii) combine these two spun-off newspaper businesses through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group (the "newspaper mergers"), and (iv) then merge Journal with and into a wholly owned subsidiary of Scripps (we sometimes refer to the spin-offs, mergers and other transactions contemplated by the master transaction agreement, taken as a whole, as the "transactions"). Upon consummation, the transactions will result in two separate public companies: one, Journal Media Group, continuing the combined newspaper businesses of Journal and Scripps; and the other, Scripps, continuing the combined broadcast businesses of Journal and Scripps. In connection with the transactions, each share of Journal class A common stock and Journal class B common stock outstanding on the share exchange record date will receive 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share outstanding will receive 0.2500 shares of Journal Media Group common stock. Immediately following completion of the transactions, holders of Journal’s common stock will own approximately 41% of the common shares of Journal Media Group and approximately 31% of the common shares of Scripps, in the form of Scripps class A common shares, with the remaining common shares of each entity owned by the Scripps shareholders. Pursuant to the master transaction agreement, prior to the completion of the transactions, Journal will contribute to Journal Spinco $10.0 million in cash and Scripps will distribute a special cash dividend in the aggregate amount of $60.0 million to the holders of its common shares (and certain common share equivalents in the form of restricted stock units held by Scripps employees). The transactions are intended to be tax-free at both the shareholder and corporate levels at each of Scripps and Journal, with the exceptions of the distribution of Journal Spinco to Journal shareholders, which will be taxable at the Journal corporate level, and the payment of the Scripps special cash dividend, which may be taxable to the shareholders of Scripps. Scripps class A shares issued in the broadcast merger to Journal shareholders will not participate in the Scripps special cash dividend.

At the effective time of the newspaper mergers, the shares of our common stock owned by Scripps and Journal will be returned to us, and the outstanding shares of Scripps Spinco and Journal Spinco common stock will be converted into shares of our common stock. Following the conversion, we will be a stand-alone, publicly traded company, owned by Scripps and Journal shareholders, and neither Scripps nor Journal will have any ownership interest in us. We will be headquartered in Milwaukee and operate in 14 markets in the United States, continuing our predecessors’ (referring to both Scripps Newspapers and JRN Newspapers) traditions of exceptional print and digital journalism. Our principal executive offices will be located at 333 West State Street, Milwaukee, Wisconsin 53203, and our main telephone number will be (414) 224-2000.

The transactions are currently scheduled to close on April 1, 2015.

OUR BUSINESS

Following completion of the transactions, we will be a media enterprise with interests in newspapers and local digital media sites. With the ultimate goal of informing, engaging, and empowering readers in the communities we serve, we will provide news, information and value to customers, employees and advertisers. We will serve audiences and businesses through a portfolio of print and digital media brands, including 15 daily newspapers in 14 markets across the United States, and operate an expanding collection of local digital journalism and information businesses.

We will distribute content primarily through four platforms — print, web, smartphones and tablets, with the objective to develop content and applications designed to deliver engaging content and enhance the user experience on each of these platforms. We expect that our ability to serve our communities by providing content across digital platforms will allow us to expand audiences beyond traditional print boundaries.

The newspapers that we will publish have an excellent reputation for journalistic quality and content, key to retaining readership. The Milwaukee Journal Sentinel has been awarded the Pulitzer Prize — U.S. journalism’s highest honor — three times in the past six years, a record exceeded only by the New York Times and the Washington Post over that period. Many of the other newspapers we will publish were recognized in 2014 by regional and national journalism organizations for high-quality reporting across multiple platforms. This quality is expected to enhance effectiveness in our local markets and build a news report in all formats that readers will turn to and trust.

Our digital sites will offer comprehensive local news, information and user-generated content. We intend to enhance our digital offerings, using features such as streaming video and audio, to deliver news and information. Many of the journalists who will work for us produce videos for consumption through digital sites and use an array of social media sites, such as Facebook, YouTube and Twitter, to communicate with and build audiences. The newspapers we will publish have embraced mobile technology by offering products on apps available on Apple, Android, and Kindle Fire platforms, as well as providing mobile optimized sites accessible by all smartphones and tablets.

Over the years, the newspapers we will publish have supplemented daily editions with an array of niche products, including direct mail advertising, total market coverage publications, zoned editions, specialty publications and event-based publications. These product offerings allow existing advertisers to reach their target audiences in multiple ways and to attract new clients, particularly small- and mid-sized advertisers.

Our assets and liabilities will consist almost exclusively of those that Scripps and Journal attribute to the newspaper publishing businesses. After the transactions, we will be a stand-alone, publicly traded company.

The daily circulation, which includes print and E-edition, for the newspaper markets and audiences that we will serve is as follows:

(in thousands)(1)	2014	2013	2012	2011	2010

Abilene (TX) Reporter-News	18	21	22	24	24
Anderson (SC) Independent-Mail	19	21	22	23	23
Corpus Christi (TX) Caller-Times	35	39	42	43	45
Evansville (IN) Courier & Press	41	43	47	52	52
Henderson (KY) Gleaner	7	8	9	10	10
Kitsap (WA) Sun	18	19	20	21	23
Knoxville (TN) News Sentinel	71	73	80	92	93
Memphis (TN) Commercial Appeal	85	88	96	109	118
Milwaukee (WI) Journal Sentinel	182	194	207	189	184
Naples (FL) Daily News	51	58	59	54	63
Redding (CA) Record-Searchlight	18	19	20	21	22
San Angelo (TX) Standard-Times	16	17	18	18	18
Treasure Coast (FL) News/Press/Tribune (2)	59	67	69	76	75
Ventura County (CA) Star	46	49	54	62	65
Wichita Falls (TX) Times Record News	18	19	22	22	23
Total Daily Circulation	684	735	787	816	838
Circulation information for the Sunday edition of those newspapers is as follows:

(in thousands)(1)	2014	2013	2012	2011	2010

Abilene (TX) Reporter-News	23	25	28	31	31
Anderson (SC) Independent-Mail	27	27	28	30	29
Corpus Christi (TX) Caller-Times	46	51	55	58	58
Evansville (IN) Courier & Press	57	61	68	73	74
Henderson (KY) Gleaner	8	9	10	11	11
Kitsap (WA) Sun	20	21	23	23	24
Knoxville (TN) News Sentinel	96	100	108	121	116
Memphis (TN) Commercial Appeal	120	124	131	147	151
Milwaukee (WI) Journal Sentinel	294	319	338	326	331
Naples (FL) Daily News	59	70	71	65	73
Redding (CA) Record-Searchlight	21	21	23	24	25
San Angelo (TX) Standard-Times	18	20	22	22	21
Treasure Coast (FL) News/Press/Tribune (2)	75	84	88	94	95
Ventura County (CA) Star	59	64	74	81	82
Wichita Falls (TX) Times Record News	20	22	25	25	26
Total Sunday Circulation	943	1,018	1,092	1,131	1,147

(1)
Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the 12-month periods ended September 30.

(2)	Represents the combined daily and Sunday circulation of The Stuart News, the Indian River Press Journal and The St. Lucie News Tribune.

Revenues Sources

Our newspapers will derive revenue by selling marketing and advertising services to businesses in our markets and news and information content to subscribers.

Advertising

We believe that compelling news and information content and a diverse portfolio of product offerings on multiple platforms will be critical components to garnering the most profitable share of local advertising dollars in our markets.

Our range of products and audience reach is expected to give us the ability to deliver specific audiences desired by advertisers. While many advertisers want the broad reach of daily newspapers, others want to target their message by demography, geography, buying habits or consumer behavior. Where we can, we will use our newspaper network to build partnerships with national advertisers. We will also design programs on the local level for local merchants — customizing print and digital products into tailored messages to meet our local market objectives. We will sell advertising based upon audience size, demographics, price and effectiveness. Advertising rates and revenues will vary among our newspapers, depending on circulation, type of advertising, local market conditions and competition. Each of these newspapers will operate in a highly competitive local media marketplace, where advertisers and media consumers can choose from a wide range of alternatives, including other news publications, radio, broadcast and cable television, magazines, websites, other digital platforms, outdoor advertising, directories and direct mail products.

Print advertising

Print advertising is expected to be the largest component of our operating revenues. Print advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising in niche publications, and direct mail. Advertisements throughout a newspaper include retail, which consists of local and national advertising, and classified advertising. Local advertising refers to any advertising purchased by in-market advertisers that is not included in a paper’s classified section. National advertising includes advertising purchased by businesses outside local markets. National advertisers typically procure advertising from numerous newspapers using advertising agency buying services. Classified advertising includes all auto, real estate and employment advertising and other ads listed in sequence by the nature of the ads. Preprinted inserts are stand-alone, multi-page circulars inserted into and distributed with daily newspapers, niche publications and shared mail products.

Digital advertising and marketing services

Continuing the practices of our predecessors, we expect to sell advertising across all of our digital platforms. Digital advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; impression-based campaigns where the fee is based upon the number of times the advertisement appears in webpages viewed by a user; and click-through campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertiser’s website. We intend to develop local sponsorship programs that feature elements of fixed-duration and impression-based campaigns. These may include print elements (such as run-of-press or inserts) as part of the creative package designed to reach the reader/viewer/customer. We will utilize a variety of audience-extension programs to enhance the reach of our websites and garner a larger share of local advertising dollars that are spent online.

Continuing the practices of our predecessors, we expect to be a member of a newspaper consortium that partners with Yahoo! in an advertising and content sharing arrangement that increases access to local web-focused advertising dollars. We expect to have similar arrangements with other digital marketing services. We will offer local advertising customers additional marketing services, such as managing search engine marketing campaigns.

Circulation (Subscriptions)

We will deliver news and other content on four platforms — print, web, smartphones and tablets — and will meter access to content delivered on our digital platforms. The predecessor of our company completed the introduction of bundled subscription offerings for print and digital products in all of their markets by the end of 2013.

As we implemented metered access to our digital content in 2012 and 2013, we significantly increased subscription prices to many of our subscribers. Going forward we expect to manage price increases in an effort to obtain the highest yield from our subscriber base. Many customers are price-sensitive, particularly when we have reduced content they consider valuable. In an effort to minimize customer churn and maximize profitability, we have and will continue to use analysis of customer price sensitivity to drive price increases on targeted subscribers and limit the price increases on other subscribers.

We have also implemented marketing strategies to gain new customers, primarily through digital channels with special offers designed to obtain subscribers, particularly digital customers. We have also run a number of in-paper advertisements encouraging subscribers to register their account on-line, which allows us to monetize their online activity with certain advertisers who target specific customers based on demographics, which drives higher advertising rates.

Finally, we have implemented membership programs for customers allowing them to receive special offers not available to non-subscribers. Examples include discounts on certain products, specialized content and other exclusive offers.

Our print products will be delivered directly to subscribers (home delivery) or purchased from a retail store or vending machine (single copy). Home delivery copies are expected to account for the majority of our total daily subscription revenues.

Daily and Sunday circulation of newspapers published by the predecessors of our company has declined during the past five years, due in part to readers who consume more news and information online. Some of the declines were due to a deliberate decision by our predecessors to eliminate distribution to outlying areas. More recently the predecessors of our company have implemented marketing and pricing strategies intended to stabilize home delivery subscription revenues.

Industry and Competition

Newspaper publishing was the first segment of the consumer media industry. Metropolitan and community publications often represent the primary medium for news and local advertising due to their historic importance to the communities they serve.

In recent years, newspaper industry fundamentals have declined as a result of secular industry change. Retail and classified ROP advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms. Circulation declines and online competition have also negatively impacted newspaper industry revenues. Additionally, the housing market downturn, while now showing signs of recovery, has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

Advertising revenue is the largest component of a newspaper’s total revenue and it is affected by cyclical changes in national and regional economic conditions, as well as secular changes in the newspaper industry. Classified advertising is generally the most sensitive to economic cycles and secular changes in the newspaper business because it is driven primarily by the demand for employment, real estate transactions and automotive sales, as well as the migration of advertising to the Internet and other advertising forms. Newspaper advertising revenue is seasonal and our predecessor companies’ publishing business tended to see increased revenue due to increased advertising activity during certain holidays.

We believe newspapers and their online and niche products continue to be one of the most effective mediums for retail and classified advertising because they allow advertisers to promote the price and selection of goods more timely than most broadcast media, and to maximize household reach within a local retail trading area. Notwithstanding the advertising advantages newspapers offer, newspapers have many competitors for advertising dollars and subscription revenue. These competitors include local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, the Internet, mobile devices and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for subscription revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service.

Newsprint

The basic raw material of newspapers is newsprint. We believe we will be able to receive an adequate supply of newsprint for our needs. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and could lead to future price increases.

Employees

As of December 31, 2014, the predecessors of our company had approximately 3,000 full-time equivalent employees. Various labor unions represented approximately 850 of these employees. The predecessors of our company have not experienced any work stoppages at current operations since 1985.

Properties

Our corporate headquarters will be located in Milwaukee, Wisconsin and we will operate in 14 markets in the United States. We believe all properties we will own are well maintained, are in good condition and suitable for our contemplated operations. There are no material encumbrances on any of these properties. We will own substantially all of the facilities and equipment used in the newspaper operations of our predecessors.

Quantitative and Qualitative Disclosures About Market Risk
Price fluctuations for newsprint may have a significant effect on our results of operations. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

Item 1A.	Risk Factors

You should consider carefully the risks described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K, in evaluating our company and our common stock. If any of the risks described below actually occurs, it could have a material adverse effect on our business, financial results, financial condition and/or stock price.

Risk Factors Relating to Our Business

We have no history operating as a stand-alone, publicly traded company on which you can evaluate our performance.

We have no operating history as a combined business or as a stand-alone, publicly traded company. Accordingly, there can be no assurance that our business strategy and operations will be successful. We may not be able to grow or integrate our business as planned and may not be profitable.

No historical financial statements showing our operation of the newspaper publishing businesses of Scripps and Journal as a combined, stand-alone company exist upon which you can evaluate our prospects.

Since we have not operated the newspaper publishing businesses of Scripps and Journal on a combined, stand-alone basis, we do not have any historical financial statements as an independent, stand-alone company upon which you can evaluate us.

The historical financial information contained in this Annual Report on Form 10-K is not indicative of our future results as a stand-alone, publicly traded company.

The historical carve-out financial statements of the Scripps newspaper business have been created from Scripps’ financial information. Accordingly, the historical carve-out financial information for the Scripps newspaper business included in this Annual Report on Form 10-K does not reflect the Journal newspaper business and, thereby, does not reflect what our financial position, results of operations and cash flows would have been had those businesses been operated as a combined business and a stand-alone, publicly traded company during the periods presented. Nor is such information indicative of what our results of operations, financial position and cash flows may be in the future. This is primarily a result of the following factors:

•	the historical Journal newspaper business financial statements are not included in this Annual Report on Form 10-K and pursuant to SEC guidance are not required to be so included;

•
the historical carve-out financial statements do not reflect certain changes that will occur in our funding and operations as a result of the separation of Scripps Spinco and Journal Spinco from Scripps and Journal, respectively;

•
our financial information reflects estimated allocations for services historically provided by our parent company to Scripps Spinco, and we expect these allocations to be different from the costs we will incur for these services in the future; and

•
the historical financial information does not reflect the potential for increased or duplicative costs we may incur in becoming a stand-alone, publicly traded company, such as costs attributable to transition service agreements we will have with Scripps, or changes in historical cost structure due to our differing personnel needs, financing activities and operations.

For these or other reasons, our future financial performance will be different from the performance implied by the historical carve-out information of Scripps newspapers presented in this Annual Report on Form 10-K.

For additional information about the past financial performance of the Scripps newspaper business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical carve-out financial statements and the accompanying notes of Scripps Newspapers included elsewhere in this Annual Report on Form 10-K.

The integration of the newspaper businesses of Journal and Scripps will be time consuming, may distract our management from operations, and will be expensive, all of which could have a material adverse effect on our operating results.

If we are not successful in integrating the newspaper operations of Scripps and Journal, or if the integration is more difficult or costly than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of these businesses would likely have a material adverse effect on our results of operations.

Some of the risks that may affect our ability to integrate or realize any anticipated benefits include those associated with:

•	adverse effects on employees and business relationships with customers and suppliers;

•	difficulties in conforming standards, processes, procedures and controls of the businesses;

•	difficulties in transferring processes and know-how;

•	difficulties in the assimilation of acquired operations, technologies or products; and

•	diversion of management’s attention from business concerns.

We will need to either contract for or internally develop a number of key services and functions that our parent companies have historically provided.

We have not previously performed the various corporate functions required of a publicly traded company. Scripps and Journal, the parent companies, have historically performed many important corporate functions for each of the businesses and will continue to do so before the newspaper mergers, including finance, treasury, tax administration, risk management, accounting, internal audit, financial reporting, legal, regulatory, human resources, employee benefit administration, communications, information technology, digital and business development services. After the transactions close, Scripps will provide a number of services to us for a limited time under the transition services agreement. When these transition services cease to be provided, we will need to replace these services internally or through third parties. The services obtained from Scripps will be provided at fair market value, which nonetheless may be higher than the costs borne in the past. Replacement services may be available only on terms that are less favorable to us, or may not be available to us at all.

We will also need to replicate certain facilities, systems and infrastructure to which we will no longer have access, as well as hire new employees to provide these services. There can be no assurance that we will be able to obtain these services or hire the necessary employees at similar cost-levels or at all. In addition, our management will have to spend considerable time in building an independent infrastructure for corporate, administrative and information technology functions. These initiatives will be costly to implement, and the scope and complexity of these projects may be materially higher than expected.

If we do not have adequate systems and business functions of our own or cannot obtain them from third party providers at an acceptable cost, we may not be able to operate our business effectively, which could have a material adverse effect on profitability.

We may not realize the benefits expected by combining the newspaper businesses of Scripps and Journal into a new publicly traded company and may experience increased costs after the newspaper mergers that could decrease overall profitability.

Before the newspaper mergers, our business was part of two separate public companies. We may experience difficulties in integrating the two businesses into one company, and the newspaper mergers may result in increased costs and inefficiencies in our business operations and management. Integration of our businesses may cost significantly more or take longer than anticipated, which could decrease profitability or otherwise impact expected cost-savings. In addition, prior to the newspaper mergers our businesses took advantage of the economies of scale of Scripps and Journal. As a separate, standalone, publicly traded company, we may be unable to obtain goods, services and technology at prices or on terms as favorable as those obtained prior to the newspaper mergers, which could decrease overall profitability. Furthermore, we may not be successful in transitioning from the services and systems provided by Scripps and Journal and may incur substantially higher costs for implementation than currently anticipated. At such point in time as we begin to operate these functions independently, if we do not have in place adequate systems and business functions, or outsource them from other providers, we may not be able to operate our business effectively or at comparable costs, which may have a material adverse effect on our profitability. Failure on our part to realize the anticipated benefits of the newspaper mergers, including, without limitation, the anticipated cost-savings resulting from operating synergies and growth opportunities from combining the businesses, could have a material adverse effect on our profitability.

Restrictions on our operations, and our obligations to indemnify Scripps and its shareholders in connection with the tax-free treatment of the spin-offs and newspaper mergers, could materially and adversely affect us.

Certain tax-related restrictions and indemnities set forth in the tax matters agreements agreed to by Scripps, Journal and us in order to maintain the tax-free treatment of the spin-offs and newspaper mergers limit our discretion in the operation of our business and could adversely affect us. Under these provisions, we:

•	have generally undertaken to maintain the current newspaper business of Scripps and Journal as an active business for a period of two years following the completion of the newspaper mergers;

•
are generally restricted, for a period of two years following the newspaper mergers, from (i) reacquiring our stock, (ii) issuing stock to any person other than as compensation for services, (iii) making changes in equity structure, (iv) liquidating, merging or consolidating certain of our subsidiaries, (v) transferring certain material assets except in the ordinary course of business, and (vi) entering into negotiations with respect to, or consenting to, certain acquisitions of our stock;

•
are generally restricted from taking any other action (including an action that would be inconsistent with the representations relied upon by Scripps and Journal described above) that could jeopardize the tax-free status of the spin-offs; and

•
have generally agreed to indemnify Scripps and Journal for taxes and related losses incurred as a result of the spin-offs (other than the spin-off of Journal Spinco, which will be taxable to Journal) failing to qualify as tax-free transactions provided such taxes and related losses are attributable to any act, failure to act or omission by us or our subsidiaries, including our failure to comply with applicable representations, undertakings and restrictions placed on our actions under the tax matters agreements.

These prohibitions could discourage, delay or prevent equity financings, acquisitions, investments, strategic alliances, mergers and other transactions, possibly resulting in a material adverse effect on our business. In addition, any indemnity obligations to Scripps or Journal could have a material adverse effect on our financial position and liquidity.

Any financing arrangements we may enter into may subject us to various restrictions that could limit operating flexibility.

We currently expect to enter into a credit facility prior to the completion of the transactions and we expect that the credit facility will contain certain covenants and other restrictions that, among other things, will require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to pay dividends, incur additional indebtedness and create liens. The restrictions and covenants in any such financing arrangements may limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur.

We will no longer be able to rely on Scripps and Journal for diversification of business risk or to provide capital resources.

Before the newspaper mergers, the newspaper businesses were operated as separate businesses of two different companies. Following the newspaper mergers, our ability to satisfy obligations and maintain profitability will be solely dependent upon our performance, and we will not be able to rely upon the financial and other resources of Scripps and Journal.

We may be required to satisfy certain indemnification obligations to our former parent companies or may not be able to collect on indemnification rights from our former parent companies.

Under the terms of the master transaction agreement, Scripps (as successor to Journal) will indemnify us, and we will indemnify Scripps (as successor to Journal), for all damages, liabilities and expenses resulting from a breach by the applicable party of the covenants contained in the master transaction agreement that continue in effect after the closing. Scripps (as successor to Journal) will indemnify us for all damages, liabilities and expenses incurred by us relating to the entities, assets and liabilities retained by Scripps or Journal, and we will indemnify Scripps (as successor to Journal) for all damages, liabilities and expenses incurred by us relating to our entities, assets and liabilities.

In addition, Scripps will indemnify us, and we will indemnify Scripps for all damages, liabilities and expenses resulting from a breach by the other of any of the representations, warranties or covenants contained in the tax matters agreements. We will also indemnify Scripps for all damages, liabilities and expenses arising out of any tax imposed with respect to the Scripps Spinco spin-off if such tax is attributable to any act, any failure to act or any omission by us or any of our subsidiaries. Scripps will indemnify us for all damages, liabilities and expenses relating to pre-closing taxes or taxes imposed on us or our subsidiaries because Scripps Spinco or Journal Spinco was part of the consolidated return of Scripps or Journal, and we will indemnify Scripps for all damages, liabilities and expenses relating to post-closing taxes of ours or our subsidiaries.

The indemnification obligations described above could be significant and we cannot presently determine the amount, if any, of indemnification obligations for which we will be liable or for which we will seek payment from Scripps. Our ability to satisfy these indemnities will depend upon future financial performance. Similarly, the ability of Scripps to satisfy any such obligations to us will depend on its future financial performance. We cannot assure you that we will have the ability to satisfy any substantial obligations to Scripps or that Scripps (including Scripps as successor to Journal) will have the ability to satisfy any substantial indemnity obligations to us.

Decreases in advertising spending, resulting from economic downturn, war, terrorism, advertiser consolidation or other factors, could adversely affect our financial condition and results of operations.

Had we operated as an independent company in 2014, approximately 60% of our revenue would have been generated from the sale of local, regional and national advertising appearing in newspapers and shoppers. Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy. The merger or consolidation of advertisers, such as in the banking and airline industries, also generally leads to a reduced amount of collective advertising spending. A recession or economic downturn, as well as a consolidation of advertisers in the future could have an adverse effect on our financial condition and results of operations. Terrorist attacks or other wars involving the United States or any other local or national crisis could also adversely affect our financial condition and results of operations.

Additionally, some of our printed publications are expected to generate a large percentage of their advertising revenue from a limited number of sources, including the automotive industry. As a result, even in the absence of a recession or economic downturn, adverse changes specifically affecting these advertising sources could significantly reduce advertising revenue and have a material adverse effect on our financial condition and results of operations.

In addition, we expect advertising revenue and subscription revenue to depend upon a variety of other factors specific to the communities that we will serve. Changes in those factors could negatively affect those revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general. If the population demographics, prevailing retail environment or local economic conditions of a community to be served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected.

We will operate in highly competitive markets, and during a time of rapid competitive changes, we may lose market share and advertising revenue to competing publications, or other competitors, as well as through consolidation of competitors or changes in advertisers’ buying strategies.

Our businesses will operate in highly competitive markets. Our newspapers, shoppers and Internet sites will compete for audiences and advertising revenue with other newspapers, television and radio stations, shoppers and Internet sites as well as with other media such as magazines, outdoor advertising, direct mail and the evolving mobile and digital advertising space. Some of our potential competitors have greater financial, marketing and programming resources than we will or, even if smaller in size or in terms of financial resources, a greater ability to create digital niche products and communities and may respond faster or more aggressively to changing competitive dynamics. This competition has intensified as a result of digital media technologies. While the amount of advertising on Journal’s and Scripps’ digital products has continued to increase, each of Journal and Scripps has experienced, and in the future we may continue to experience, a decrease in advertising revenues.

In newspapers and shoppers, our revenue is expected to primarily consist of advertising revenue and subscription revenue. Competition for advertising expenditures and subscription revenue is expected to come from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, digital Internet and mobile products and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for subscription revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service. Our local and regional competitors in community publications are typically unique to each market, but we will have many competitors for advertising revenue that are larger and have greater financial and distribution resources than us. Subscription revenue and our ability to achieve price increases for our print products will be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among young people. We may incur increasing costs competing for advertising expenditures and paid print and digital subscriptions. If we are not able to compete effectively for advertising expenditures and paid print and digital subscriptions, our revenue may decline and our financial condition and results of operations may be adversely affected.

The print newspaper business is in secular decline. Our profitability may be adversely affected if we are not successful in creating other revenue opportunities or in aligning costs with declining revenues.

In recent years, the advertising industry generally has experienced a secular shift toward digital advertising and away from other traditional media. In addition, Scripps’ and Journal’s newspaper circulation has declined, reflecting general trends in the newspaper industry, including consumer migration toward the Internet and other media for news and information. We expect to face increasing competition from other digital sources for both advertising and subscription revenues. This competition has intensified as a result of the continued development of digital media technologies. Distribution of news, entertainment and other information over the Internet, as well as through smartphones, tablets and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, we expect advertisers to continue to allocate larger portions of their advertising budgets to digital media.

In response to the ongoing secular changes, we must continually monitor and align cost structure to declining revenues. The alignment of our costs includes measures such as reduction in force initiatives, standardization and centralization of systems and processes, outsourcing of certain financial processes and the implementation of new software for circulation, advertising and editorial systems.

If we are not successful in creating other revenue opportunities, developing digital media or aligning costs with declining revenues, our profitability could be adversely affected.

We expect a significant portion of operating cost to come from newsprint, so an increase in price or reduction in supplies may adversely affect our operating results.

We expect newsprint to be a significant portion of our operating costs. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results. In addition, the continued reduction in the capacity of newsprint producers increases the risk that supplies of newsprint could be limited in the future. Our publishing business may suffer if there is a significant increase in the cost of newsprint or a reduction in the availability of newsprint.

Changes relating to consumer information collection and use could adversely affect our ability to collect and use data, which could harm our business.

Public concern over methods of information gathering has led to the enactment of legislation in most jurisdictions that restricts the collection and use of consumer information. Our publishing business is expected to rely in part on telemarketing sales, which are affected by “do not call” legislation at both the federal and state levels. We also expect to engage in e-mail marketing and the collection and use of consumer information in connection with our publishing businesses and our growing digital efforts. Further legislation, government regulations, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit our ability to provide information to our customers or otherwise utilize telemarketing or e-mail marketing or distribute our digital products across multiple platforms, and could adversely affect our results of operations.

Decreases in circulation may adversely affect subscription revenues, and circulation decreases may accelerate as we offer expanded digital content and digital subscriptions.

Advertising and subscription revenues are affected by the number of subscribers and single copy purchasers, readership levels and overall audience reach. The newspaper industry as a whole is experiencing difficulty maintaining paid print circulation and related revenues. This is due to, among other factors, increased competition from new media products and sources other than traditional newspapers (often free to users), and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. In addition, our planned expanded digital content and new digital subscriptions could negatively impact print circulation volumes if readers cancel subscriptions.

A prolonged decrease in circulation could have a material effect on our revenues, particularly if we are not able to otherwise grow readership levels and overall audience reach. To maintain Journal’s and Scripps’ circulation base, we may incur additional costs, and we may not be able to recover these costs through subscription and advertising revenues.

If we are unable to respond to changes in technology and evolving industry standards and trends, our publishing operations may not be able to effectively compete.

The publishing industry is being challenged by the preferences of today’s “on demand” culture, particularly among younger segments of the population. Some consumers prefer to receive all or a portion of their news in new media formats and from sources other than traditional newspapers. Information delivery and programming alternatives such as the Internet, various mobile devices, electronic readers, cable, direct satellite-to-home services, pay-per-view and home video and entertainment systems have fractionalized newspaper readership. New digital subscription offerings may not attract readers in sufficient numbers to generate significant revenues or offset losses in paid print subscription revenues. The shift in consumer behaviors has the potential to introduce new market competitors or change the means by which traditional newspaper advertisers can most efficiently and effectively reach their target audiences. We may not have the resources to acquire new technologies or to introduce new products or services that could compete with these evolving technologies.

Following completion of the transactions, we will face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our operations, damage to our brands and reputation, legal exposure and financial losses.

Security breaches, computer malware or other “cyber attacks” could harm our business by disrupting our delivery of services, jeopardizing our confidential information and that of our vendors and clients, and damaging our reputation. Our operations are expected to routinely involve receiving, storing, processing and transmitting sensitive information. Although we will monitor our security measures regularly and believe we are not in a key target industry, any unauthorized intrusion, malicious software infiltration, theft of data, network disruption, denial of service, or similar act by any party could disrupt the integrity, continuity, and security of our systems or the systems of our clients or vendors. These events could create financial liability, regulatory sanction, or a loss of confidence in our ability to protect information, and adversely affect our revenue by causing the loss of current or potential clients.

Risk Factors Relating to Ownership of Our Common Stock

Because there has not been any public market for our common stock, the market price and trading volume of our common stock may be volatile, it will not be possible to predict how our common stock will perform, and you may not be able to sell your shares at or above the initial market price of our stock following the newspaper mergers.

Prior to the newspaper mergers, there has been no trading market for our common stock. We cannot predict the extent to which investors’ interest will lead to a liquid trading market or whether the market price of our common stock will be volatile. The market price of our common stock could fluctuate significantly for many reasons, including, without limitation:

•	as a result of the risk factors listed in this Annual Report on Form 10-K;

•	if our business does not fit the investment objectives of the shareholders of our former parent companies, causing them to sell our shares after the newspaper mergers;

•	actual or anticipated fluctuations in our operating results;

•
for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance; and

•	general economic and industry conditions.

Accordingly, no assurances can be provided as to the prices at which trading in our common stock will occur after the transactions.

Certain provisions of our articles of incorporation and bylaws, and provisions of Wisconsin law, could delay or prevent a change of control that you may favor.
Provisions of our articles of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that shareholders may consider favorable or may impede the ability of the holders of our common stock to change our board or management. The provisions of our articles of incorporation and bylaws, among other things, will:

•	prohibit shareholder action except at an annual or special meeting, thus not allowing our shareholders to act by written consent;

•	regulate how shareholders may present proposals or nominate directors for election at annual meetings of shareholders by requiring advance notice of such proposals or nominations;

•	regulate how special meetings of shareholders may be called; and

•
authorize our board of directors to issue preferred stock in one or more series, without shareholder approval. Under this authority, our board of directors could adopt a rights plan which could ensure continuity of management by rendering it more difficult for a potential acquiror to obtain control of us.

Our indemnification obligations under the tax matters agreement entered into in connection with the newspaper mergers could prevent a change in control.
An acquisition of our stock or further issuance of our stock could cause Scripps or the shareholders of Scripps or Journal to recognize a taxable gain or income on the spin-off of Scripps Spinco. Under the tax matters agreement we would be required to indemnify Scripps or the shareholders of Scripps or Journal, as the case may be, for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
Our ability to pay dividends will be limited by our financial results and our credit facility; we do not anticipate paying any dividends in the foreseeable future.
We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay dividends or make other cash distributions on our common stock in the foreseeable future. In connection with the newspaper mergers, we expect to enter into a credit facility providing for both term and revolving credit borrowings. The new facility will likely contain affirmative and negative covenants that, among other things, will require us to satisfy certain financial tests and maintain certain financial ratios. We expect that the new facility will likely also limit our ability to declare and pay dividends or make other distributions on our shares of common stock. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board of directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, and applicable contractual restrictions.
Our accounting and other management systems and resources may not be adequate to meet our reporting obligations as a public company.
The financial results of Journal’s and Scripps’ newspaper businesses previously were included within the consolidated results of Journal and Scripps, respectively, and we were not subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the transactions, we will be subject to reporting and other obligations under the Exchange Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Following a transition period after the transactions, we will be responsible for ensuring that all aspects of our business comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by an independent registered public accounting firm addressing these assessments. Although our management is has experience with these reporting and related obligations, ensuring compliance with respect to our business may place significant demands on management, administrative and operational resources, including accounting systems and resources.

Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements, we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an emerging growth company for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

Following the consummation of the transactions, our corporate headquarters will be located in Milwaukee, Wisconsin and we will operate in 14 markets in the United States. We believe all properties we will own after completion of the transactions are well maintained, are in good condition and suitable for our contemplated operations. There are no material encumbrances on any of these properties. We will own substantially all of the facilities and equipment used in the newspaper operations of our predecessors.

Item 3.	Legal Proceedings

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We do not believe that any such unresolved legal actions and claims will materially adversely affect our consolidated results of operations, financial condition or cash flows.

Members of the Board of Directors of Journal, and the parties to the master transaction agreement, including Journal and Scripps, were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in the lawsuit alleged that directors of Journal breached their fiduciary duties to Journal shareholders in connection with the transactions and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. The plaintiff alleged that the directors of Journal breached their fiduciary duties by, among other things, (i) agreeing to enter into the master transaction agreement for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision. The plaintiff also challenged the qualifications of Journal’s financial advisor and asserted that it has a conflict because the founder and managing partner, who is the lead investment banker for Journal in the transactions, was employed by Lazard Fréres & Co. LLC (“Lazard”) prior to 2010 as a managing director, where he had responsibility for Lazard’s relationship with Scripps. On August 29, 2014, the defendants filed Motions to Dismiss asking the Circuit Court to dismiss the lawsuit. On November 12, 2014, the Circuit Court entered an Order granting the defendants’ Motions to Dismiss and dismissing the lawsuit.

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al. (Case No. 2:15-cv-00012-JPS)), naming Journal, the Board of Directors of Journal, Scripps, and the other parties to the master transaction agreement, including us, as defendants. The plaintiff asserts disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. The complaint seeks, among other remedies, injunctive relief enjoining the transactions and damages. On February 6, 2015, the plaintiff filed a motion to permit expedited discovery and to set a briefing scheduling on a future motion for preliminary injunction. On February 11, 2015, the defendants filed Motions to Dismiss asking the Court to dismiss the lawsuit, and on February 12, 2015, the defendants filed oppositions to the plaintiff’s expedited discovery motion. Both the plaintiff’s expedited discovery motion and the defendants’ Motions to Dismiss are currently pending. The outcome of this lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of Journal and Scripps. A preliminary injunction could delay or jeopardize the completion of the transactions, and an adverse judgment grating permanent injunctive relief could indefinitely enjoin completion of the transactions. Journal, Scripps, and the other defendants named in the lawsuit, including us, believe the claims asserted are without merit and intend to continue to vigorously defend against them.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2014 and the date hereof, Scripps and Journal were the sole holders of our common stock. In connection with the closing of the transactions, our common stock will be traded on the New York Stock Exchange (“NYSE”) under the symbol “JMG.” We have not paid any cash dividends since inception.

In connection with our incorporation, we issued two shares of common stock, one to Scripps and one to Journal, in consideration of a minimal capital contribution by each. We were not required to register these shares under the Securities Act of 1933 because the issuance thereof constituted a private sale exempt from such Act.

Item 6.	Selected Financial Data
The Selected Financial Data required by this item is filed as part of this Annual Report on Form 10-K. See Index to Combined Financial Statement Information at page F-1 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations required by this item is filed as part of this Annual Report on Form 10-K. See Index to Combined Financial Statement Information at page F-1 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The market risk information required by this item is filed as part of this Annual Report on Form 10-K. See Index to Combined Financial Statement Information at page F-1 of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The Financial Statements and Supplementary Data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Combined Financial Statement Information at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a discussion of changes in our internal controls over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

If the transactions are consummated, the management of the post-closing business will change from the current management of our company. For a full description of the expected management structure if the transactions are consummated, see the section entitled “Management” in our Form S-4 (Registration No. 333-201540). In addition, Brian Ross has also agreed to become one of our directors upon the closing of the transactions.

Directors and Executive Officers
Our directors and executive officers as of March 23, 2015 are as set forth below.

Name	Age	Position

Steven J. Smith	64	Director

Richard A. Boehne	58	Director

Timothy E. Stautberg	52	President and Chief Executive Officer

Jason R. Graham	42	Senior Vice President, Chief Financial Officer and Treasurer

Marty V. Ozolins	43	Vice President and Controller
Directors
Richard A. Boehne, 58, has been a director since our formation in July 2014. Upon the consummation of the transactions, Mr. Boehne will not serve on our board of directors. He is currently the Chairman of the Board, President and Chief Executive Officer of Scripps, serving as Chairman of the Board since 2013 and President and Chief Executive Officer since July 2008.
Steven J. Smith, 64, has been a director since our formation in July 2014. He is currently the Chairman of the Board and Chief Executive Officer of Journal and will be our non-executive Chairman of the Board upon the consummation of the transactions. Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman of the Board in December 1998. Mr. Smith served as the President of Journal from 1992 to 1998, and added the title of Chief Operating Officer in 1996. President was again added to his title in 2010, a title that he held until February 2012. Mr. Smith has been a director of Journal since May 2003 and was a director of the predecessor company of Journal since June 1987. Mr. Smith is also a director of Badger Meter, Inc., where he is chair of the compensation committee and a member of the audit and compliance committee. Mr. Smith’s long history with Journal and his skills and executive experience within the industry in which we operate qualify him to serve as director and the non-executive Chairman of the Board of the Company.
There are no transactions in which or arrangements pursuant to which either director was selected as a director or which would require disclosure under Item 404(a) of Regulation S-K.
Officers
Timothy E. Stautberg, age 52, has served as our President and Chief Executive Officer since March 22, 2015 and as our President since December 2014. He is currently Senior Vice President, Newspapers of Scripps since August 2011. He leads Scripps’ portfolio of newspapers and affiliated digital products in its 13 markets in the U.S. Prior to taking this role, Mr. Stautberg served Scripps for three years as Senior Vice President and Chief Financial Officer and for nine years as Vice President of Corporate Communications and Investor Relations. Mr. Stautberg joined Scripps in 1990 as part of the company’s executive development program. In 1992, he joined the Rocky Mountain News, where he held various management positions before being named assistant to the publisher. He was named general manager of the Redding Record Searchlight in 1997, and returned to Cincinnati in 1999 to become Vice President of Corporate Communications and Investor Relations. Mr. Stautberg holds a bachelor’s degree in economics from Kenyon College and a master’s degree in business administration, with a specialization in finance, from the University of Chicago. While earning his MBA, he worked five years as a commercial banking officer for Harris Trust and Savings Bank in Chicago. Mr. Stautberg serves as a trustee of the Scripps Howard Foundation and a member of the Newspaper Association of America Board of Directors.

Jason R. Graham, age 42, has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 9, 2015. He is currently Senior Vice President of Finance and Chief Financial Officer of Journal. He was elected Senior Vice President of Finance and Controller of Journal in February 2014 and Chief Financial Officer of Journal in March 2014. He started with Journal as Vice President and Controller in June 2012. Prior thereto, Mr. Graham, who is a Certified Public Accountant, held various financial leadership positions with Brookdale Senior Living, Inc., a national owner and operator of senior living communities, where he was serving as Vice President and Corporate Controller prior to joining Journal. Prior to October 2006, when he began employment with Brookdale Senior Living, Inc., Mr. Graham held financial leadership positions with KPMG LLP, GE Healthcare and APW Ltd.
Marty V. Ozolins, age 43, has served as our Vice President and Controller since February 9, 2015. He is currently Vice President and Corporate Controller of Journal. He joined Journal in 1997 as a staff auditor, and after being promoted to roles of increasing responsibility, became Director of Internal Audit in 2002. In 2009, he was promoted to Controller of Journal’s Publishing division. He added responsibility as Assistant Controller for Journal in 2011.  Prior to joining Journal, Ozolins held roles with the Wisconsin Legislative Audit Bureau. He holds a Bachelor of Business Administration, Accounting, from the University of Wisconsin - Madison and is a Certified Public Accountant.
There are no family relationships between any of the executive officers.  There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.
Committees
Upon the consummation of the transactions, our board of directors will have three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Currently, the board of directors has one committee, an Audit Committee. Our Audit Committee currently has one member, Steven J. Smith, who the board has determined to be independent. The full composition of our three standing committees will be determined prior to the completion of the transactions and members will be appointed to the committees immediately prior to such time. The following is a brief description of our committees.
Audit Committee. Our Audit Committee will assist the board in fulfilling the oversight responsibilities the board has with respect to (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements; (iii) the qualifications and independence of our independent registered public accounting firm; and (iv) the performance of our independent registered public accounting firm and our internal audit function. The Audit Committee will have direct responsibility and the sole authority for the appointment, compensation, retention, termination, replacement and oversight of our independent registered public accounting firm, which will report directly to the Audit Committee. The Audit Committee will also be responsible for preparing an audit committee report to be included in our company’s annual proxy statement, and will review and approve on an on-going basis any related party transactions. The Audit Committee will adopt a policy for the review and pre-approval of all audit and non-audit services to be provided to us by our independent registered public accounting firm. The Audit Committee will establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting and auditing matters.
Each member of our Audit Committee will be determined by our board to meet the independence, experience and financial literacy requirements of the NYSE and the federal securities laws.
Compensation Committee. The purposes of our Compensation Committee will be to (i) assist the board in discharging its responsibilities relating to the compensation of our Chief Executive Officer and other executive officers; (ii) administer our equity compensation plans; and (iii) produce an annual report on executive compensation for inclusion in our proxy statement in accordance with applicable rules and regulations.
Our Compensation Committee will review, recommend and approve policies relating to compensation and benefits for our directors and employees and will be responsible for approving the compensation of our Chief Executive Officer and other executive officers. It will have authority to retain compensation consultants to assist in the evaluation of compensation for directors, the Chief Executive Officer and other senior executives.
Our Compensation Committee will administer our compensation plans. Our Compensation Committee will also be responsible for reviewing and recommending for inclusion in our proxy statement the compensation discussion and analysis section required to be included in our annual proxy statement under federal securities laws. For additional information regarding the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation, including the anticipated role of executive officers of the Company in making recommendations to the Compensation Committee regarding executive compensation and the role of compensation consultants in assisting the

Compensation Committee in its functions, please see “Compensation Discussion and Analysis” in Item 11 of this Annual Report on Form 10-K.
Each member of our Compensation Committee will be determined by our board to meet the independence requirements of the NYSE and the federal securities laws and qualify as a non-employee director under SEC Rule 16b-3 and as an “outside director” under Section 162(m) of the Code.
Nominating and Corporate Governance Committee. The purpose of our Nominating and Corporate Governance Committee will be to (i) identify individuals qualified to become members of the board (consistent with criteria approved by the board); (ii) select, or to recommend that the board select, the director nominees for the next annual meeting of shareholders, and nominees to fill vacancies on the board; (iii) develop and recommend to the board a set of corporate governance guidelines applicable to us; (iv) oversee the evaluation of the board, its committees and management; and (v) oversee, in concert with the Audit Committee, compliance rules, regulations and ethical standards for our directors, officers and employees, including corporate governance matters and practices.
The Nominating and Corporate Governance Committee will also be responsible for reviewing annually our corporate governance principles and recommending proposed changes to the board. The Nominating and Corporate Governance Committee will report periodically to the board on succession planning.
Each member of our Nominating and Corporate Governance Committee will be determined by our board and will meet the independence requirements of the NYSE and the federal securities laws.
Independence of Directors
Our corporate governance principles will provide for director independence standards consistent with those of the NYSE and the federal securities laws. These standards require the board to affirmatively determine that each “independent” director has no material relationship with our company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our company) other than as a director. The board has preliminarily determined that all of our initial directors will be “independent” as required by the NYSE listing standards and our company’s Corporate Governance Principles, except Mr. Stautberg.
All members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee will be independent directors as defined in the NYSE listing standards and our corporate governance principles.
Code of Ethics

We have not yet adopted a Code of Ethics that applies to the principal executive, financial and accounting officers, but will do so prior to the consummation of the transactions.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction
Following is a discussion of the compensation program that we expect to implement for the individuals who will become our named executive officers following the closing of the transactions.
Our named executive officers will include (i) Timothy E. Stautberg, who will serve as our President and Chief Executive Officer, (ii) Jason R. Graham, who will serve as our Senior Vice President, Chief Financial Officer and Treasurer, and (iii) our next three highest compensated executive officers. We expect, based on estimates of total compensation for 2015, that Elizabeth F. Brenner, who will serve as Vice President, Regional Publisher and President and Publisher of the Milwaukee Journal Sentinel, will be the next highest compensated executive officer and therefore a named executive officer. We also anticipate that, based on current compensation estimates, our remaining named executive officers will be the individuals serving as our Chief Consumer Officer and as our General Counsel. We will be interviewing candidates for those two positions and expect to have them filled prior to the closing of the newspaper mergers.

Our Board is developing a compensation program for the individuals who we expect will become our named executive officers with input from its independent compensation consultant and our Chief Executive Officer to be. Although certain aspects of the program will become effective upon the closing of the transactions, we will not finalize the entire program until after the transactions, as we complete our hiring process and receive input from our Compensation Committee. As a result, the expectations set forth below are subject to change.
We have not paid any compensation to the individuals who we expect will become our named executive officers. We also have not disclosed historical compensation information for the anticipated named executive officers because (i) two of those executives will be hired in connection with the transactions and will not have been employed by either Scripps or Journal, and (ii) we believe that, as a new publicly traded company, the disclosure of historical compensation paid by Scripps or Journal to the other three executives would not accurately reflect the compensation programs and philosophies that we intend to implement.
Compensation Objectives
We expect to implement an executive compensation program that is designed to meet the following strategic objectives:

•	Provide competitive total direct compensation opportunities so that we can attract and retain executives who will drive long-term value for our shareholders.

•	Reward executives based on their contributions to achieving our business objectives.

•	Closely align the interests of our executives with the interests of our shareholders.

We Intend to:

•
Focus on Variable Compensation: We expect that a meaningful portion of our named executive officers’ compensation will be directly contingent upon achieving specific results that are essential to our long-term success and growth in shareholder value.

•
Impose Stock Ownership and Retention Guidelines: We expect to impose stock ownership guidelines of three times base salary for the Chief Executive Officer and two times base salary for the other named executive officers, so that each executive has personal wealth tied to our long-term success and, therefore, has interests that are aligned with those of our shareholders. Each named executive officer will be expected to hold 50% of all shares acquired under equity awards until the applicable stock ownership guideline is satisfied.

•
Establish a Clawback Policy: We expect to implement a clawback policy, so that we have the authority to recover certain incentive compensation if payout was based on financial results that were subsequently restated.

•
Adopt Anti-pledging and Anti-hedging Policies: We expect that our insider trading policy will restrict our employees, officers and directors from engaging in hedging or pledging transactions involving our securities.

•
Maintain a “Double Trigger”: We expect that our change in control arrangements will provide benefits on a “double trigger,” meaning that the severance benefits will be paid, and equity awards will vest, only if our executives incur a qualifying termination in connection with a change in control.

•
Establish Equity Grant Guidelines: We expect to establish an equity grant policy to provide fixed guidelines for when equity awards may be granted. By regulating the timing of equity grants, we intend to eliminate any perception that grant dates might be timed to take advantage of a favorable stock price.

•	Minimize Compensation Risks: We expect to periodically review our compensation program to confirm that our policies and practices are not creating excessive or inappropriate risks.

•
Retain An Independent Consultant: The Board retained an independent consultant to assist in developing and reviewing our executive compensation programs. We expect that the independent consultant will continue to serve the Compensation Committee in a similar capacity following the closing of the transactions.

Core Compensation Elements

Following is a brief summary of each element of the core compensation program that we expect to provide for our named executive officers.
Base Salary. We will provide competitive base salaries that are intended to attract and retain key executive talent. Base salary levels will depend on the executive’s position, responsibilities, experience, market factors, recruitment and retention factors, internal equity factors, and our overall compensation philosophy.
Annual Incentive Program. Our named executive officers will be eligible for annual incentive compensation, which will be designed to motivate our executives to achieve certain performance goals. We anticipate that the performance goals will be based on financial targets with a payout curve ranging from 0% to 150% of the target incentive opportunity. After the closing of the transactions, the Compensation Committee will establish specific performance goals, targets and payout curves for the 2015 annual incentive program.
Any annual incentive awards granted to our named executive officers will be issued under our annual incentive plan, which is described in more detail under the section entitled “Annual Incentive Plan.”
Long-Term Incentives. Our named executive officers will participate in our long-term equity incentive compensation program, which will be designed to motivate our executives to achieve long-term performance goals and to align the interests of our management team and shareholders. We anticipate that the long-term incentive program will commence in 2016. At that time, we expect to make a grant to our named executive officers of time-based restricted shares or units that vest ratably over three years and performance-based restricted shares or units that have a three-year performance period. The timing, award levels, allocation between time-based and performance-based awards, performance goals, targets and payout curves for the 2016 grants will be determined by the Compensation Committee following the closing of the transactions.
We anticipate that, following the closing of the transactions, the Compensation Committee will authorize a one-time grant of restricted shares or units to our named executive officers, which we will refer to as a founders’ grant. Each founders’ grant is expected to vest in equal annual installments over the first three anniversaries of the closing of the transactions. The Board or Compensation Committee will establish the grant levels for the founders’ grants.
The anticipated founders’ grants will provide our key executives with a significant equity stake in Journal Media Group. The founders’ grant will reinforce our objectives of recruiting a strong management team, enhancing their retention incentives, and aligning their interests with those of our shareholders. We believe that the founders’ grant will motivate and reward our management team for successfully integrating the Scripps and Journal newspaper businesses.
Any equity awards will be issued under our long-term equity plan, which is described in more detail under the heading “Long-Term Incentive Plan.”
CEO Employment Agreement
We have entered into an employment agreement with Timothy E. Stautberg in connection with his appointment as our President and Chief Executive Officer. The employment agreement becomes effective upon the closing of the transactions and has a term of 3 years, with automatic successive one-year renewals until 120 days’ notice of non-renewal is provided.
Under the employment agreement, Mr. Stautberg will receive an initial annual base salary of $700,000. His 2015 target annual incentive opportunity and 2016 target long-term incentive opportunity will be 60% of his annual base salary. Future incentive opportunities, both annual and long-term, will be established by the Compensation Committee and will be equal to or higher than other senior executives. We will also recommend that the Board of Directors approve a founder’s grant of restricted shares or units to Mr. Stautberg, shortly after the completion of the transactions, with a value equal to 120% of his annual base salary. During the term of the employment agreement, Mr. Stautberg will be entitled to a financial planning benefit of $15,000. He will also be entitled to reimbursement for up to $10,000 in attorneys’ fees in connection with negotiating his employment agreement.
These compensation levels were negotiated after considering market compensation levels for Chief Executive Officers at companies in our reference peer group (described below) and in industry surveys, as well as input from a compensation consultant regarding market practices. We believe that these compensation levels are appropriate in light of Mr. Stautberg’s considerable experience in the newspaper industry and the special challenges associated with integrating the Scripps and Journal newspaper businesses.

Mr. Stautberg’s employment agreement contains standard confidentiality, non-compete, non-solicitation and non-disparagement covenants. The agreement also provides for severance benefits in the event of an involuntary termination of employment without “cause” or a termination for “good reason,” death or disability, as more fully described under the heading “Severance Plans, Programs and Agreements” of this section.
Employment Arrangements with Mr. Graham and Ms. Brenner
We have entered into an offer letter agreement with Jason R. Graham in connection with his appointment as our Senior Vice President, Chief Financial Officer and Treasurer. The letter agreement becomes effective upon the closing of the transactions. Pursuant to his letter agreement, Mr. Graham will be paid an annual base salary of $375,000. His 2015 target annual incentive opportunity and 2015 target long-term incentive opportunity will not be less than 40% and 50%, respectively, of his annual base salary.
In connection with her appointment as our Vice President, Regional Publisher and President and Publisher of the Milwaukee Journal Sentinel, Elizabeth F. Brenner has been offered a compensation package consisting of an annual base salary of $410,000, and a 2015 target annual incentive opportunity and 2015 target long-term incentive opportunity of not less than 40% of her annual base salary.
Mr. Graham’s and Ms. Brenner’s existing change-in-control agreements with Journal will continue for their stated terms, as more fully described under the heading “Severance Plans, Programs and Agreements” of this section.
Health, Welfare and Other Personal Benefits
We anticipate that the named executive officers will be entitled to participate in all health, welfare, fringe benefit and other arrangements generally available to other employees. We may also provide our named executive officers with limited additional perquisites and other personal benefits.
Compensation Consultant and Peer Group
The Board directly retained Meridian Compensation Partners, LLC (“Meridian”) to assist it in developing our executive compensation strategy and programs. Meridian reports directly to the Board and does not perform any other services for us.
We believe that our compensation program should remain competitive in order to attract and retain key executive talent. Therefore, Meridian provided information to the Board about market compensation levels, pay mix, dilution levels and overall design for the components of total direct compensation of our named executive officers based on the pay practices of companies in our reference peer group, as described below.
We expect that Meridian will continue to serve the Compensation Committee in a similar capacity following the closing of the transactions, as the Compensation Committee begins to evaluate our compensation program.
In consultation with Meridian, the Board established a preliminary reference peer group, consisting of companies that (i) operate in the newspaper industry, and (ii) have similar business models and operations as ours. Based on these factors, the Board, after consulting with Meridian and our Chief Executive Officer to be, established the following reference peer group prior to the closing of the transactions:

A. H. Belo Corp.	Lee Enterprises Inc.
The E. W. Scripps Company	McClatchy Co.
Gannett Co.	New Media Investment Group
Journal Communications, Inc.	Tribune Publishing

These companies generally had revenues ranging from $366 million to $5,161 million in the 2013 fiscal year and a market capitalization of between $138 million and $6,741 million. The Board reviewed the compensation programs of this reference peer group, along with a collection of general industry surveys and input from Meridian, when establishing our compensation program and pay levels.
We expect that, after the closing of the transactions, the Compensation Committee will review our reference peer group based on our strategic direction, size and market for executive talent and make changes, as and when appropriate.

Severance Plans, Programs and Agreements
Following is a brief summary of the severance protections to be provided to our named executive officers.
CEO Employment Agreement. Mr. Stautberg’s employment agreement provides that, if he were terminated without cause or he resigned for good reason either prior to or more than 2 years after a change in control, then, in addition to accrued salary, he will be entitled to receive: (i) a pro-rated annual incentive, based on actual performance for the year of termination; (ii) a severance payment equal to 2.0 times the sum of his annual base salary and target annual incentive; (iii) accelerated vesting of equity awards; and (iv) continued payment of monthly health care premiums for up to 2 years, except that the obligation to pay the premiums will end if he becomes employed by another employer that provides him with group health benefits.
If Mr. Stautberg were terminated without cause or he resigned for good reason within two years after a change in control, then, in addition to accrued salary, he will be entitled to receive: (i) a pro-rated annual incentive, based on target performance for the year of termination; (ii) a severance payment equal to 2.5 times the sum of his annual base salary and target annual incentive; (iii) accelerated vesting of equity awards, as provided under our Long-Term Incentive Plan; (iv) continued payment of monthly health care premiums for up to 2.5 years, except that the obligation to pay the premiums will end if he becomes employed by another employer that provides him with group health benefits; and (v) a payment equal to the value of an additional 2.5 years of age (but not service) under our defined benefit plans. The employment agreement provides that if any payments or benefits would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code (the “Code”), then the payments will be limited to the maximum amount that could be paid without triggering the excise tax.
If we timely provide notice of non-renewal of Mr. Stautberg’s employment agreement, and his employment terminates without cause at the end of the term, then, in addition to accrued salary, he will be entitled to receive: (i) a pro-rated annual incentive, based on actual performance for the year of termination; (ii) a severance payment equal to 1.0 times the sum of his annual base salary and target annual incentive; (iii) accelerated vesting of equity awards; and (iv) continued payment of monthly health care premiums for up to 1 year, except that the obligation to pay the premiums will end if he becomes employed by another employer that provides him with group health benefits.
No special severance will be payable if Mr. Stautberg is terminated for cause or resigns without good reason, or if his employment terminates due to death or disability, except in the case of death or disability, he (or his estate) would be entitled to receive a pro-rated annual incentive, based on actual performance for the entire year, accelerated vesting of equity awards and in the case of disability, 1.0 times annual base salary.
Mr. Stautberg (or his legal representatives) must sign a release of claims against Journal Media Group prior to receiving any of the severance benefits described above.
Change in Control Agreements. In connection with the transactions, we will assume the change in control agreements between Journal and each of Ms. Brenner and Mr. Graham. Under these agreements, if the executive’s employment is terminated without cause or if the executive resigns for good reason within two years after a change in control, in the case of Ms. Brenner, or within one year after a change in control, in the case of Mr. Graham, then, in addition to accrued salary, he or she will be entitled to receive:

•	a pro rata target annual incentive for the year of termination;

•	a severance payment equal to a multiple of the executive’s then-current annual base salary and target annual incentive (2x in the case of Ms. Brenner and 1x in the case of Mr. Graham); and

•
continued group health coverage for a period of time after his or her termination (24 months in the case of Ms. Brenner and 12 months in the case of Mr. Graham), except that the obligation to provide health coverage will end if the executive becomes employed by another employer that provides him or her with group health benefits.

The change in control agreements provide that if any payments or benefits would be subject to the excise tax imposed under Section 4999 of the Code, then the payments will be limited to the maximum amount that could be paid without triggering the excise tax.
No special severance will be payable if the executive is terminated for cause or resigns without good reason, or if the executive’s employment is terminated at the end of the employment period, or if the executive’s employment terminates due to death or disability, except in the case of death or disability, the executive (or his or her estate) would be entitled to receive a pro-rata portion of the executive’s target annual incentive earned through the date of termination.

Each of the agreements contains confidentiality and employee non-solicitation covenants that apply during the executive’s employment and for a specified period after his or her termination of employment (24 months in the case of Ms. Brenner and 12 months in the case of Mr. Graham). Each change in control agreement also contains a non-competition covenant that applies for a specified period after the executive terminates employment (24 months in the case of Ms. Brenner and 12 months in the case of Mr. Graham), unless he or she timely waives the severance benefits provided by the change in control agreement, in which case the non-competition covenant will not apply.
Other Arrangements. We expect that the Compensation Committee will establish the severance levels for the individuals who will serve as our Chief Consumer Officer and as our General Counsel at the time those individuals are hired.
Retirement Programs
We do not intend to establish new defined benefit or defined contribution retirement plans for our named executive officers, other than a 401(k) plan that will be generally available to other employees. Nonetheless, we will assume certain legacy retirement obligations in connection with the transactions. Following is a brief description of the assumed legacy retirement benefits for our named executive officers. These legacy retirement programs will be closed to new participants and will not accrue future benefits.
Supplemental Executive Retirement Plans. Mr. Stautberg participates in the Supplemental Executive Retirement Plan for legacy Scripps employees and Ms. Brenner participates in the Supplemental Executive Retirement Plan for legacy Journal employees. Each of these plans is an unfunded, nonqualified retirement plan designed to administer certain retirement benefits assumed by us in connection with the transactions and future benefit accruals will not occur under these plans. The benefit under the Supplemental Executive Retirement Plan for legacy Scripps employees is payable in a single lump sum upon termination of employment and the benefit under the Supplemental Executive Retirement Plan for legacy Journal employees is payable upon the later of the executive’s attainment of age 60 or his or her termination of employment (in the form of a monthly annuity with respect to the defined benefit portion and a lump sum with respect to the defined contribution portion). The defined contribution portion of the Supplemental Executive Retirement Plan for legacy Journal employees will be credited with interest at a rate that will be established by us from time to time.
Deferred Compensation Plans. Mr. Stautberg participates in the Executive Deferred Compensation Plan and the Transition Credit Plan for legacy Scripps employees. Mr. Stautberg will not be permitted to defer post-transaction compensation under these plans or receive post-transaction company contributions. Each of these plans is an unfunded, nonqualified retirement plan designed to administer certain deferred compensation benefits assumed by us in connection with the transactions. Payments from the Executive Deferred Compensation Plan will be made in cash at certain future dates elected by Mr. Stautberg or upon an earlier termination of employment or death in the form of a lump sum or in monthly installments of 5, 10 or 15 years. Payments are automatically accelerated and paid in a lump sum in the event of a termination of employment within two years following a change in control of Journal Media Group. Payments from the Transition Credit Plan are made in cash as a single lump sum six months following termination of employment. The deferred compensation will be credited with interest at a rate that will be established by us from time to time.
Annual Incentive Plan
Immediately preceding the completion of the transactions, we expect the current Board to adopt the Journal Media Group, Inc. Annual Incentive Plan (the “AIP”). The AIP will become effective immediately prior to the transactions.
Following is a brief description of the expected terms of the AIP, which is qualified in its entirety by reference to the full text of the plan document as adopted by the current Board.
Administration. The Compensation Committee will administer the AIP. The Compensation Committee will be authorized to interpret the AIP and to make any other determinations that it deems necessary or desirable for the administration of the plan. Any decision of the Compensation Committee will be final, conclusive and binding.
Eligibility and Participation. Our senior executives will be eligible to participate in the AIP, as designated by the Compensation Committee, in its sole discretion.
Determination of Awards. The Compensation Committee will designate one or more performance periods, which may be based on a calendar year or any other period designated by the Compensation Committee. Within the first quarter of the performance period, the Compensation Committee will establish written performance goals and payout formulas for each participant. The performance goals and payout formulas need not be the same for each participant. Participants must achieve the performance goals established by the Compensation Committee in order to receive an award under the AIP. The performance goals applicable to awards under the AIP must be objective and will be based solely on one or more performance criteria specified in the AIP. For awards that are intended to qualify for the performance-based compensation exemption from Section 162(m) of the Code, the AIP will specify the maximum amount payable to any individual participant during a specified period.
Certification. No awards will be paid under the AIP for a performance period until the Compensation Committee has certified in writing that the applicable performance goals have been met. The Compensation Committee will retain discretion to reduce or eliminate (but not to increase) any award payable to a participant. The Compensation Committee reserves the discretion to grant and pay incentive awards outside of the AIP, regardless of whether any such other awards would be deductible for U.S. federal income tax purposes.
Payment. Any final awards certified by the Compensation Committee under the AIP will be paid after the end of the performance period, but in no event later than March 15 of the calendar year immediately following the end of the performance period. If, however, a participant dies, retires, is assigned to a different position, is granted a leave of absence, or if the participant’s employment is otherwise terminated (except for “cause,” as determined by the Compensation Committee in its sole discretion) during a performance period, then the participant’s award will be pro-rated and paid at the same time as other awards under the plan, based upon actual performance during the performance period (or at a lower amount, at the discretion of the Compensation Committee). If a participant terminates employment within two years after a “change in control,” then he or she shall receive a pro-rated award at the target level.
Amendment or Termination. The Board or the Compensation Committee may amend, alter or discontinue the AIP at any time, provided that the action does not impair, without participant consent, any of the rights or obligations under any award previously granted. No consent is required, however, if the Board or the Compensation Committee, as the case may be, determines in good faith that the action is necessary to comply with Sections 162(m) or 409A of the Code or applicable laws. The Board may not amend, alter or discontinue the provisions relating to payments in connection with a “change in control” after the occurrence of a change in control.
Long-Term Incentive Plan
Immediately preceding the completion of the transactions, we expect the current Board to adopt and our current shareholders to approve the Journal Media Group, Inc. Long-Term Incentive Plan (the “LTIP”). The LTIP will become effective immediately prior to the transactions.
Following is a brief description of the expected terms of the LTIP, which is qualified in its entirety by reference to the full text of the plan document as adopted by the current Board, and as to be approved by our shareholders immediately preceding the completion of the transactions.
Purpose, Eligibility and Duration. The purpose of the LTIP will be to enable us to attract and retain directors, officers, and other key employees and to provide such persons incentives for superior performance. Each key employee and Board member will be eligible to participate in the LTIP. No award may be granted under the LTIP after the day immediately preceding the tenth (10th) anniversary of the effective date of the LTIP, or such earlier date as the Board shall determine.
Key Features of the LTIP

•
Limit on Authorized Shares. No more than 2,000,000 total common shares will be authorized for issuance under the LTIP, which we expect will represent approximately 8% of our issued and outstanding common shares as of the closing of the transactions. The shares may include authorized but unissued shares, treasury shares, or a combination of the foregoing. Any or all of the shares may be issued under incentive stock options.

•
Responsible Share Counting. The LTIP will include share counting provisions under which: (i) only shares relating to awards that expire, are forfeited, or settled in cash will become available again for issuance; (ii) shares used to pay the exercise price of stock options, withheld to satisfy tax withholding obligations or repurchased by us with stock option proceeds will not be recycled back into the total number of shares available for issuance; and (iii) the full number of common shares covered by a stock-settled Stock Appreciation Right ("SAR") will be counted against the share reserve of the LTIP.

•	Annual Limit on Director Awards. No more than 20,000 common shares may be associated with any award made in any calendar year to a single outside director.

•
Sub-Limits on Qualified Performance-Based Awards. For awards that are intended to qualify for the performance-based compensation exemption from Section 162(m) of the Code, the LTIP will specify the maximum amount (either as a dollar amount or a number of common shares) payable to any individual participant during a specified period.

•
No Discounted Stock Options or SARs. All grants of stock options or SARs will be required to have an exercise price equal to or greater than the fair market value of a common share on the date of grant.

•	No Re-Pricing of Stock Options or SARs. The LTIP will prohibit “re-pricing” of stock options and SARs without shareholder approval.

•
Minimum Vesting Provisions. Awards granted to employees will be subject to certain minimum vesting provisions, such that (i) performance-based awards will have a performance period of at least one year, and (ii) time-based awards will have a vesting period of at least three years (which vesting period may lapse on a pro-rated, graded, or cliff basis). Vesting may accelerate upon a change in control or an employee’s death, disability, retirement, involuntary termination of employment without cause or termination of employment for good reason, as provided by the Compensation Committee.

•
Double Trigger Vesting. The LTIP will provide for “double trigger” vesting of equity awards assumed in a change in control transaction, so that the awards will not automatically vest on a change in control. Instead, the awards assumed in a transaction will continue to vest on their regularly-scheduled vesting date or, if earlier, upon a termination without cause or resignation for good reason within two years after a change in control. If the awards are not assumed in the change in control, then the awards will vest in connection with the transaction. In either case, outstanding performance-based awards will vest on a pro-rata basis, at the “target” level if the vesting event occurs during the first-half of the performance period and based on actual achievement if the vesting event occurs during the second-half of the performance period.

•
Clawback and Forfeiture Provisions. Awards granted under the LTIP, and certain benefits realized under those awards, will be subject to forfeiture if a participant engages in “detrimental activity”. Additionally, awards granted under the LTIP will be subject to the terms of our compensation recovery, or “clawback” policy.

•
No Dividends or Dividend Equivalents on Unvested Performance Awards. The LTIP will prohibit payment of dividends and dividend equivalents on performance-based awards until those awards are earned and vested.

Administration. The Compensation Committee will administer the LTIP. The Compensation Committee will have full and final authority, in its sole discretion, to take all actions determined to be necessary in the administration of the LTIP. The Board will be able to reserve to itself any of the authority and responsibility of the Compensation Committee under the LTIP. The Board or Compensation Committee may delegate to a special committee, consisting of one or more directors who are also officers of Journal Media Group, some or all of the Compensation Committee’s authority, with specified limitations.
Terms and Conditions of Awards. We expect that the LTIP will provide for the award of stock options, SARs, restricted shares, restricted share units, performance shares, performance units and other stock-based awards.

•
Stock Options. The Compensation Committee may grant stock options, which may consist of non-qualified stock options, incentive stock options, or any combination of the foregoing. Stock options will provide the option holder the right to purchase common shares at a price not less than the fair market value of such shares on the date of grant. No stock options may be exercised more than 10 years from the date of grant. Each grant of stock options must specify (i) the period of continuous employment that is required (or the performance objectives that must be achieved) before the stock options become exercisable, (ii) the extent to which the option holder will have the right to exercise the stock options following termination of service, and (iii) the permitted method for paying the exercise price.

•
Stock Appreciation Rights. The Compensation Committee may grant SARs. Each SAR award agreement will specify a grant price, which must be at least equal to the fair market value of a common share on the date of grant. No SAR may be exercised more than 10 years from the date of grant. Upon the exercise of a SAR, the holder is entitled to receive payment in an amount determined by multiplying (i) the excess of the fair market value per share of a common share on the date of exercise over the grant price, by (ii) the number of shares with respect to which the SAR is exercised. The payment upon the SAR exercise will be in cash, common shares of equivalent value, or in some combination thereof, as provided in the applicable award agreement. Each SAR award agreement must specify (i) the period of continuous employment that is required (or the performance objectives that must be achieved) before the SAR becomes exercisable and (ii) the extent to which the holder will have the right to exercise the SAR following termination of service.

•
Restricted Shares. The Compensation Committee may grant restricted shares to participants in such number as it determines in its discretion. A grant of restricted shares signifies the immediate transfer of ownership of common shares to a participant in consideration of the participant’s performance of services. Such transfer may be made without additional consideration or in consideration of a payment by the recipient that is less than the fair market value per share on the date of grant. Unless otherwise provided by the Compensation Committee, a participant is entitled immediately to voting, dividend and other ownership rights in the common shares. Restricted shares must be subject to a “substantial risk of forfeiture,” within the meaning of Section 83 of the Code, based on the passage of time, the achievement of performance objectives, or upon the occurrence of other events as determined by the Compensation Committee, at its discretion. In order to enforce these forfeiture provisions, the transferability of restricted shares will be limited in the manner prescribed by the Compensation Committee on the date of grant for the period during which such forfeiture provisions are to continue.

•
Restricted Share Units. The Compensation Committee may grant restricted share units to participants in such number as it determines in its discretion. Restricted share units constitute an agreement to issue or deliver common shares, cash, or a combination thereof, to the participant in the future at the end of a restriction period and subject to the fulfillment of such conditions as may be specified in the applicable award agreement. During the restriction period, the participant has no right to transfer any rights under his or her award and no right to vote or receive dividends on the shares covered by the restricted share units, but the Compensation Committee may authorize the payment of dividend equivalents with respect to the restricted share units.

•
Performance Shares and Performance Units. The Compensation Committee may grant performance shares or performance units to participants. A performance share is the equivalent of one common share and a performance unit is the equivalent of a dollar value established at the time of the award. Each grant of performance shares and performance units will specify the performance objectives which must be achieved within a specified performance period. Payment of the performance shares or performance units will depend on the extent to which the performance objectives have been achieved. To the extent earned, the participant will receive payment of the performance shares or performance units at the time and in the manner determined by the Compensation Committee, in cash, common shares, restricted shares, restricted share units or any combination thereof. The participant has no right to transfer any rights under his or her award and no right to vote or receive dividends on the shares covered by the performance shares, but the Compensation Committee may authorize the payment of dividend equivalents with respect to the performance shares.

•
Other Awards. The Compensation Committee may grant or sell other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, common shares or factors that may influence the value of such shares. The Compensation Committee may also grant cash awards, as an element of or supplement to any other award granted under the LTIP. In addition, the Board may grant unrestricted shares to non-employee directors.

Performance Objectives. The Compensation Committee may designate any award as a qualified performance-based award in order to make the award fully deductible for federal income tax purposes without regard to the $1 million limit imposed by Section 162(m) of the Code. If an award is so designated, the Compensation Committee must establish objectively determinable performance objectives for the award within certain time limits, selected from one or more performance criteria that will be specified in the LTIP.
Adjustments. In the event of any equity restructuring, such as a stock dividend, stock split, spinoff, rights offering or recapitalization through a large, nonrecurring cash dividend, the Compensation Committee will adjust the number and kind of shares that may be issued or delivered under the LTIP, the individual award limits, and, with respect to outstanding awards, the number and kind of shares subject to outstanding awards, the exercise price, and the grant price or any other price of shares subject to outstanding awards, to prevent dilution or enlargement of rights of the participant. In the event of any other change in corporate capitalization, such as a merger, consolidation or liquidation, the Compensation Committee may, in its discretion, cause there to be such equitable adjustment as described in the foregoing sentence, to prevent dilution or enlargement of rights.

Transactions-Related Compensation
For a discussion of the compensation that is or may become payable to our executive officers or directors that is based on or otherwise relates to the transactions, please see the sections entitled “The Transactions-Interests of Scripps’ Directors and Officers in the Transactions” and “The Transactions-Interests of Journal’s Directors and Officers in the Transactions” in the joint proxy statement/prospectus of Scripps and Journal (contained in the Registration Statement on Form S-4 of Scripps, Registration No. 333-200388), which we incorporate reference herein.
Compensation and Governance Committee Interlocks and Insider Participation
None of our executive officers is expected to serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who are expected to serve on our board of directors or Compensation Committee.

Compensation of Directors

Our director compensation program will be designed to attract and retain highly qualified directors and align their interests with the long-term interests of our shareholders. It will include a cash component and an equity component. Directors who are employees of Journal Media Group will receive no additional compensation for their service on the Board.
Retainer and Fees. The non-executive Chairman of the Board will receive a total retainer of $150,000, consisting of cash and equity. He will not receive additional meeting or committee fees.
Each of the other non-employee directors will receive an annual cash retainer of $35,000 and an annual grant of unrestricted shares with an award value of $55,000. They will also receive $2,000 for each Board or committee meeting attended in person and $1,000 for each meeting attended via teleconference. The Audit Committee chair will receive an additional cash retainer of $15,000 and the Compensation Committee chair will receive an additional cash retainer of $10,000.
Stock Ownership Guidelines. We intend to adopt stock ownership guidelines for our non-employee directors. Under these guidelines, each non-employee director must own a number of our shares with a value equal to three times his or her annual cash retainer. For this purpose, the shares may be owned directly, in trust, or through any unvested restricted share units. Each non-employee director will be expected to hold at least 50% of all shares granted under the director compensation program until the applicable stock ownership guideline is satisfied.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of the date hereof, each of Scripps and Journal owns one share of our common stock, and these two shares constitute all of our outstanding shares of common stock. The following table sets forth information with respect to the projected beneficial ownership of our outstanding common stock immediately following completion of the newspaper mergers by:

•	each person who is expected by us to be the beneficial owner of five percent or more of our common stock;

•	each currently identified director;

•	each currently identified executive officer who we expect will be among our most highly compensated officers; and

•	all of our directors and our currently identified executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
To the extent our directors and officers own shares of Scripps or Journal on the applicable record date, they will participate in the newspaper mergers on the same terms as other holders of Scripps or Journal shares.
The information below is based upon the number of shares of Scripps or Journal common stock beneficially owned by each person or entity as of December 31, 2014, except as is otherwise disclosed in the footnotes to the table. The share amounts in the table reflect the expected distribution ratio of shares of our common stock for each share of Scripps or Journal common stock held by the listed person or entity.

Except as otherwise noted in the footnotes below, the people and entities listed below are expected to have sole voting and investment power with respect to such securities. The address of each individual named below is c/o Corporate Secretary, 333 West State Street, Milwaukee, Wisconsin 53203. Upon completion of the newspaper mergers, we expect that we will have issued and outstanding an aggregate of approximately 25 million shares of our common stock.
Ownership by Directors, Executive Officers and Five Percent Holders

Name and Address of Beneficial Owner	Common Stock Beneficially Owned in Parent Companies	Our Common Stock Beneficially Owned (3)	Percent of Class After the Transactions

Stuart Aiken	—	—	—
Elizabeth Brenner (4)	337,945 (1)	65,899	*
Jason R. Graham	22,951 (1)	4,475	*
Jonathan Newcomb	105,774 (1)	20,625	*
Marty V. Ozolins	32,314 (1)	6,301	*
Brian Ross	—	—	—
Steven J. Smith (5)	1,206,389 (1)	235,245	*
Mary Ellen Stanek	73,258 (1)	14,285	*
Timothy E. Stautberg (6)	214,506 (2)	53,627	*
BlackRock, Inc. (7)	5,739,824 (1)(2)	1,287,774	5.2%
Dimensional Fund Advisors LP (8)	7,061,449 (1)(2)	1,586,629	6.3%
Gamco Asset Management Inc. (9)	8,727,142 (1)	1,701,792	6.8%
All directors and executive officers as a group (8 persons)	1,993,137 (1)(2)	400,457	1.6%
* Less than 1%.

(1)	Journal common stock.

(2)	Scripps common stock.

(3)
These amounts reflect that (a) Scripps shareholders will receive 0.2500 shares of our common stock in respect of each Scripps class A common share and common voting share, and (b) Journal shareholders will receive 0.1950 shares of our common stock in respect of each share of Journal class A common stock and class B common stock.

(4)
Includes 124,000 vested stock appreciation rights. These stock appreciation rights are stock-settled and, based on Journal’s stock price of $11.43 on the December 31, 2014, Ms. Brenner would be entitled to exercise 39,000 stock appreciation rights, resulting in the acquisition of 2,388 shares of Journal class B common shares.

(5)
Includes 413,000 vested stock appreciation rights. These stock appreciation rights are stock-settled and, based on Journal’s stock price of $11.43 on the December 31, 2014, Mr. Smith would be entitled to exercise 118,000 stock appreciation rights, resulting in the acquisition of 7,227 shares of Journal class B common shares.

(6)	Includes options currently exercisable for 25,433 Scripps class A common shares.

(7)
The number of shares owned set forth in the table is as of or about December 31, 2014, as reported by BlackRock, Inc. (“BlackRock”) in its Schedule 13G/A filed with the Securities and Exchange Commission on January 30, 2015 with respect to shares of Journal class A common stock and its Schedule 13G/A filed with the Securities and Exchange Commission on January 29, 2015 with respect to Scripps class A common shares. The address for this shareholder is 55 East 52nd  Street, New York, NY 10022. Pursuant to these filings, BlackRock has (a) sole voting power with respect to 2,577,598 shares, shared voting power with respect to no shares, sole dispositive power with respect to 2,676,023 shares and shared dispositive power with respect to no shares of Journal class A common stock and (b) sole voting power with respect to 2,992,293, shared voting power with respect to zero, sole dispositive power with respect to 3,063,801 and shared dispositive power with respect to zero Scripps class A common shares.

(8)
The number of shares owned set forth in the table is as of or about December 31, 2013, as reported by Dimensional Fund Advisors LP (“Dimensional”) in its Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2014 with respect to shares of Journal class A common stock and its Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2014 with respect to Scripps class A common shares. The address for this shareholder is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX, 78746. Pursuant to these filings, Dimensional has (a) sole voting power with respect to 3,136,628 shares, shared voting power with respect to no shares, sole dispositive power with respect to 3,249,678 shares and shared dispositive power with respect to no shares of Journal class A common stock and (b) sole voting power with respect to 3,705,112, shared voting power with respect to zero, sole dispositive power with respect to 3,811,771 and shared dispositive power with respect to zero Scripps class A common shares.

(9)
The number of shares owned set forth in the table is as of or about August 8, 2014, as reported by Gamco Asset Management, Inc., Gabelli Funds, LLC, Teton Advisors, Inc., Gabelli Securities, Inc., GGCP, Inc., Gamco Investors, Inc. and Mario J. Gabelli (collectively, “Gamco”) in its Schedule 13D/A filed with the Securities and Exchange Commission on August 11, 2014 with respect to shares of Journal class A common stock. The address for this shareholder is One Corporate Center, Rye, NY 10580. Pursuant to this filing, Gamco has sole voting power with respect to 5,637,608 shares, shared voting power with respect to no shares, sole dispositive power with respect to 8,727,142 shares and shared dispositive with respect to no shares of Journal class A common stock.

Change in Control

On July 30, 2014, we entered into the Master Agreement in connection with the transactions, as described in Item 1 of this Annual Report on Form 10-K. For additional information regarding the Transactions, see our Form S-4 (Reg. No. 333-201540).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Prior to the completion of the transactions, our Board of Directors intends to adopt written policies and procedures regarding transactions with related persons. For purposes of the expected policy:

•	a “related person” will mean any of our directors, executive officers, nominees for director, five percent or greater shareholder or any of their immediate family members; and

•
a “related person transaction” generally will mean a transaction (including any indebtedness or a guarantee of indebtedness) in which we are to be a participant and the amount involved exceeds $120,000, and in which a related person will have a direct or indirect material interest.

Each executive officer, director or nominee for director will be required to disclose to the Nominating and Corporate Governance Committee certain information relating to related person transactions for review and approval or ratification by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will be required to disclose any material related person transactions to the full Board.
Disclosure to the Nominating and Corporate Governance Committee will be required to be made before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the transaction or of a material change to such a transaction. Under the policy, the Nominating and Corporate Governance Committee’s decision to approve or ratify a related person transaction is to be based on the Nomination and Corporate Governance Committee’s determination that consummation of the transaction is in, or was not contrary to, our best interests.
There have been no related persons transactions to date.
For information relating to director independence and members of our committees of our board of directors, see the disclosures under Item 10 on this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

Since our inception on July 25, 2014, and until the consummation of the newspaper mergers, our activities have been limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014, we conducted no business operations. Accordingly, we did not engage an independent registered public accounting firm for any services in 2013 or 2014. Scripps and Journal, however, retained independent registered public accounting firms to audit and/or review the financial statements of Scripps Newspapers and Journal Newspapers, respectively, included in our registration statement on Form S-4 (Registration No. 333-201540) and prepare to audit the financial statements of Scripps Newspapers, our predecessor, including in this Annual Report on Form 10-K. Please see Scripps’ proxy statement for its 2015 annual meeting (filed with the SEC on March 23, 2015) and Journal’s Annual Report on Form 10-K for the year ended December 31, 2014 (filed with the SEC on March 16, 2015) for information regarding the fees paid by Scripps and Journal, respectively, to their independent registered public accounting firms.
We did not have an Audit Committee of our Board of Directors in 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Documents filed as part of this report:

(a)
The combined financial statements of Scripps Newspapers, a combination of subsidiaries and operations of the newspaper business of The E.W. Scripps Company are filed as part of this Annual Report on Form 10-K. See Index to Combined Financial Statement Information at page F-1.

The report of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 31, 2015, is filed as part of this Annual Report on Form 10-K. See Index to Combined Financial Statement Information at page F-1.

(b)	There are no supplemental schedules that are required to be filed as part of this Annual Report on Form 10-K.

(c)
The exhibits listed in the accompanying "Exhibit Index," which appears at page E-1 of this Annual Report on Form 10-K, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL MEDIA GROUP, INC.

Dated: March 31, 2015	By:	/s/ Timothy E. Stautberg
Timothy E. Stautberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 31, 2015.

Signature	Title

/s/ Steven J. Smith	Director
Steven J. Smith

/s/ Richard A. Boehne	Director
Richard A. Boehne

/s/ Timothy E. Stautberg	President and Chief Executive Officer
Timothy E. Stautberg

/s/ Jason R. Graham	Senior Vice President, Chief Financial Officer and Treasurer
Jason R. Graham

/s/ Marty V. Ozolins	Vice President and Controller
Marty V. Ozolins

Scripps Newspapers

SELECTED FINANCIAL DATA

The following selected financial data of Scripps Newspapers (the predecessor of Journal Media Group) are derived from the audited and unaudited financial statements of Scripps Newspapers for the periods presented. You should read this information in conjunction with the other financial information and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. See also "Index to Combined Financial Statements."

Selected Financial Data of Scripps Newspapers

	For the years ended December 31,
(in millions)	2014	2013	2012	2011	2010

Summary of Operations
Total operating revenues	$370.3	$384.2	$399.1	$414.7	$432.8
(Loss) income from operations, before provision for taxes	(25.6)	(18.9)	(11.7)	(24.2)	5.3
(Loss) income from operations	(26.0)	(16.8)	(12.0)	(24.9)	5.3
Depreciation and amortization of intangibles	16.9	17.2	18.9	21.9	26.3

Balance Sheet Data
Total assets	$234.6	$256.3	$271.6	$290.9	$321.9
Long-term debt (including current portion)	—	—	—	—	—
Notes to Selected Financial Data
The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Scripps Newspapers and the combined financial statements and notes thereto included elsewhere herein.

2011 — A $9 million non-cash charge was recorded to reduce the carrying value of long-lived assets at four of our newspapers.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and related notes thereto of Scripps Newspapers included elsewhere in this Annual Report on Form 10-K. See "Index to Combined Financial Statements." The following discussion may contain forward-looking statements that reflects plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors" and "Forward-Looking Statements."

The following discussion reflects the historical results of Scripps Newspapers and will not be indicative of the future performance or reflect what the financial condition and results of operations of Journal Media Group would have been had it operated as a separate, stand-alone entity during the periods presented.

Journal Media Group was incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers, Scripps and Journal each have owned and will own 50% of our common stock. We were formed in anticipation of the newspaper mergers and, upon completion of the newspaper mergers, we will be a holding company owning various subsidiaries that will own and operate the former newspaper publishing businesses of Scripps and Journal. In this Annual Report on Form 10-K, we refer to the newspapers published by subsidiaries of Scripps as the “Scripps Newspapers” and to the newspapers published by subsidiaries of Journal as the “Journal Newspapers" or "JRN Newspapers.”

Since our inception, and until the consummation of the newspaper mergers and the other transactions described below, our activities have been limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014, we conducted no business operations or owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers arose from the issuance of two shares of our common stock, one to Scripps and one to Journal, upon our inception. We do not and will not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Annual Report on Form 10-K are those of our predecessor, Scripps Newspapers.

Scripps Newspapers combined financial statements have been “carved-out” from the consolidated financial statements of Scripps and reflect assumptions and allocations made by Scripps. Scripps Newspapers carve-out financial statements include all revenues, costs, assets and liabilities that are directly attributable to the business. In addition, certain expenses reflected in Scripps Newspapers carve-out financial statements are an allocation of corporate expenses from Scripps. Such expenses include, but are not limited to, centralized support functions including finance, legal, information technology, human resources, and insurance as well as stock-based compensation. These expenses have been allocated to Scripps Newspapers on the basis of direct usage when identifiable and allocated based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization are impracticable, other methods and criteria that are believed to be reasonable estimates of costs attributable to the companies, such as revenues.

The actual costs that may have been incurred if Scripps Newspapers had been a stand-alone company would depend on a number of factors, including the chosen organizational structure and strategic decisions made as to information technology and infrastructure requirements. As such, Scripps Newspapers combined financial statements do not necessarily reflect what the financial condition and results of operations would have been had Scripps Newspapers operated as a stand-alone company during the periods or at the date presented.

Overview of Transactions

On July 30, 2014, Scripps and Journal entered into the master transaction agreement with Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk BC Merger, LLC, Boat Spinco, Inc., Journal Media Group (f/k/a Boat NP Newco, Inc.), Desk NP Merger Co., and Boat NP Merger Co.

Newspaper Mergers. Following certain internal contributions and distributions by Scripps and Journal, Scripps will spin-off Scripps Spinco to its shareholders, and Journal will spin-off Journal Spinco to its shareholders. Pursuant to the master transaction agreement, the shares of Scripps Spinco and Journal Spinco will not be distributed to Scripps shareholders or Journal shareholders, but will be held by the exchange agent for the benefit of Scripps and Journal shareholders until those shares are exchanged for shares of common stock of Journal Media Group in connection with the newspaper mergers. In the Scripps newspaper merger, each share of common stock of Scripps Spinco will automatically be converted into 0.2500 shares of common stock of Journal Media Group. In the Journal newspaper merger, each share of Journal Spinco common stock will be converted into 0.1950 shares of common stock of Journal Media Group.

Each share of Journal Media Group stock will be issued in accordance with, and subject to the rights and obligations set forth in the articles of incorporation of Journal Media Group.

Upon completion of the newspaper mergers, Journal Media Group common stock will be listed for trading on the NYSE under ticker symbol, “JMG.” It is currently expected that the former Scripps shareholders will hold approximately 59%, and the former Journal shareholders approximately 41%, of the outstanding common stock of Journal Media Group, calculated on a fully-diluted basis, immediately following the newspaper mergers.

Overview of Journal Media Group

Following completion of the transactions, Journal Media Group will be a media enterprise with interests in newspapers and local digital media sites. With the ultimate goal of informing, engaging, and empowering readers in the communities we serve, we will provide news, information and value to customers, employees and advertisers. We will serve audiences and businesses through a portfolio of print and digital media brands, including 15 daily newspapers in 14 markets across the United States, and operate an expanding collection of local digital journalism and information businesses.

Journal Media Group is expected to face continued challenges from declines in demand for our printed products. We expect print subscriptions will continue to face pressure as readers find alternative sources to obtain news and information content, including on mobile and other digital platforms. This expected decline in circulation may impact revenue as subscription price increases are unlikely to offset declining subscription volumes and advertising revenue may decline as fewer newspaper inserts are delivered with the printed newspaper. Going forward we expect to manage price increases in an effort to obtain the highest yield from our subscriber base. Many customers are price-sensitive, particularly when we have reduced content they consider valuable. In an effort to minimize customer churn and maximize profitability, we have and will continue to use analysis of customer price sensitivity to drive price increases on targeted subscribers and limit the price increases on other subscribers.

In addition, advertising revenue is expected to face continued challenges as advertisers become more sophisticated and targeted with their spending on marketing, either narrowing their geographic distribution to focus on certain areas or shifting their spending to digital media. We will continue to engage our advertisers to determine their needs and leverage our expertise in the markets in which we operate to maximize our share of advertising revenue and look at opportunities to create new products and services and efficient marketplaces connecting advertisers with current and prospective customers.

A portion of our revenue is based on commercial printing and the delivery of other publications, which we expect will experience the same challenges that our newspapers will experience. As our commercial customers reduce page counts and experience declines in circulation, our revenue may also decline. We expect to continue exploring new commercial print and delivery opportunities as our potential customers explore ways to defer capital expenditures for print facilities and explore other cost reduction strategies.

In addition, prior to the newspaper mergers, our business took advantage of the economies of scale of Scripps and Journal. As a separate, stand-alone publicly traded company, we may be unable to obtain goods, services, and technology at prices or on terms as favorable as those obtained prior to the newspaper mergers, which could decrease our overall profitability. However, Journal Media Group may have increased bargaining power with newspaper-specific vendors and may be able to leverage the larger print operation for lower newsprint and other newspaper-specific commodities.

We expect to continue maintaining profitability levels by aligning our cost base with declining revenue levels. We will operate on a number of different front-end / business systems upon completion of the merger. We expect that, over time, we will be able to standardize many of these systems (advertising, circulation, editorial, etc.) and harmonize related business processes. Other functions such as finance, accounting and advertising/circulation operations will require fewer employees as data gathering will be more efficient. Support and other system functions can also be centralized and managed with fewer employees and other related costs. We can also continue to explore changes to our products, such as reduced page size, reduced editorial content and other efficiencies such as combining sections to drive newsprint and production savings.

Finally, management expects to explore the acquisition of publications in additional, attractive markets where there is a strategic fit and appropriate financial return.

Scripps Newspapers Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Scripps Newspapers owns newspapers and local and national digital media sites. It serves audiences and businesses through a growing portfolio of print and digital media brands. It owns daily newspapers in 13 markets across the United States, and local and national digital journalism and information businesses.

In the first quarter of 2013, Scripps Newspapers launched its bundled-subscription model in its Memphis and Treasure Coast markets. By the end of the third quarter of 2013, all of its newspaper markets had rolled out this model. Under the bundled model, subscribers receive access to all newspaper content on all platforms. Only limited digital content is available to non-subscribers. Scripps Newspapers also offers digital-only subscriptions. It expects to realize the financial benefits of the bundled subscription model in future periods as subscriptions renew and it sells more digital-only subscriptions.

Basis of Presentation — The accompanying combined financial information includes the accounts of Scripps Newspapers, a business representing the principal publishing operations of Scripps, as described below.

Scripps Newspapers operations consist of daily and community newspapers in 13 markets across the United States. The newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. The newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and subscription revenues provide substantially all of the operating revenues for each newspaper market, and employee, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The daily newspapers published by Scripps Newspapers are the Abilene (TX) Reporter-News, the Anderson (SC) Independent-Mail, the Corpus Christi (TX) Caller-Times, the Evansville (IN) Courier & Press, the Henderson (KY) Gleaner, the Kitsap (WA) Sun, the Knoxville (TN) News Sentinel, the Memphis (TN) Commercial Appeal, the Naples (FL) Daily News, the Redding (CA) Record-Searchlight, the San Angelo (TX) Standard-Times, the Treasure Coast (FL) News/Press/Tribune, the Ventura County (CA) Star and the Wichita Falls (TX) Times Record News. The business also includes a 40% ownership in the Albuquerque Publishing Company, which publishes the Albuquerque Journal (NM).

Historically, separate financial statements have not been prepared for Scripps Newspapers. These combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of Scripps Newspapers for the periods presented, as Scripps Newspapers was historically managed within Scripps (the "Parent"). The combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Scripps. The combined financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable (see Note 11 to the combined financial statements). However, such expenses may not be indicative of the actual level of expense that would have been incurred had Scripps Newspapers operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Scripps Newspapers' combined financial position, results of operations and cash flows had Scripps Newspapers operated as a stand-alone entity during the periods presented.

Scripps Newspapers
Years ended December 31, 2014, 2013 and 2012

Combined Results of Operations
Combined results of operations for the three years were as follows:

	For the years ended December 31,
(in thousands)	2014	Change	2013	Change	2012

Operating revenues	$370,332	(3.6)%	$384,199	(3.7)%	$399,123
Cost of sales	(204,915)	(4.0)%	(213,488)	(3.0)%	(220,030)
Selling, general and administrative	(165,842)	(1.2)%	(167,803)	0.6%	(166,845)
Depreciation	(16,500)	(1.2)%	(16,695)	(8.4)%	(18,235)
Amortization	(390)	(28.4)%	(545)	(17.5)%	(661)
Defined benefit pension plan expense	(6,773)	58.5%	(4,274)	(9.4)%	(4,717)
Operating loss	(24,088)		(18,606)		(11,365)
Miscellaneous, net	(1,469)		(293)		(341)
Loss from operations before income taxes	(25,557)		(18,899)		(11,706)
(Provision) benefit for income taxes	(413)		2,070		(332)
Net loss	(25,970)		(16,829)		(12,038)
Net loss attributable to noncontrolling interests	(204)		(126)		(53)
Net loss attributable to the parent	$(25,766)		$(16,703)		$(11,985)
2014 compared with 2013

Revenues by category were as follows:

	For the years ended December 31,
(in thousands)	2014	Change	2013

Operating revenues:
Retail	$76,862	(8.9)%	$84,329
Classified	64,028	(4.9)%	67,324
Preprint and other	62,166	(7.8)%	67,420
Digital advertising and marketing services	24,980	(4.9)%	26,261
Advertising and marketing services	228,036	(7.1)%	245,334
Subscriptions	121,565	3.5%	117,463
Other	20,731	(3.1)%	21,402
Total revenues	$370,332	(3.6)%	$384,199

Total newspaper revenues decreased 3.6% in 2014 compared to the prior year. Advertising and marketing services revenues decreased 7.1% in 2014 which was partially offset by an increase in subscription revenue resulting from print and digital subscription bundles and targeted price increases. As of December 31, 2014, we had approximately 34,000 digital-only subscribers across all of our markets.

Advertising and marketing services revenues decreased 7.1% for 2014, primarily as a result of continued secular changes in the demand for print advertising. Automotive and other classified advertising remained particularly weak, while unemployment and real estate showed improvement in selected markets.

Digital advertising and marketing services include advertising on newspaper websites, digital advertising provided through audience-extension programs and other digital marketing services offered to local advertising customers, such as managing their search engine marketing campaigns. The decrease in 2014 was due to lower revenues from our bundled products that we sell with print advertising.

Subscriptions include fees paid by readers for access to content in print and digital formats. Scripps Newspapers completed the launch of its bundled subscription model in the third quarter of 2013. Under the Scripps Newspapers bundled offerings, home delivery subscribers receive access to all newspaper content on all platforms and only limited digital content is available to non-subscribers. Scripps Newspapers also offers digital-only subscriptions. Subscription revenue increased 3.5% in 2014 which was driven by the rollout of our bundled subscription model, increases in single-copy prices and digital-only subscriptions. As Scripps Newspapers has cycled against the completion of the launch of its digital bundles in the second half of 2014, subscription revenue growth has moderated.

Other operating revenues, including commercial printing and distribution services, decreased by 3.1% in 2014. Distribution services decreased by $0.6 million. In 2014 and 2013, Scripps Newspapers had revenues of $2.1 million and $1.6 million, respectively, for a commercial print job where our Knoxville newspaper printed the Chattanooga newspaper while their plant was improved. The Chattanooga printing contract ended in August 2014.

Costs of sales were as follows:

	For the years ended December 31,
(in thousands)	2014	Change	2013

Employee compensation and benefits	$87,386	(3.5)%	$90,569
Newsprint, press supplies and other printing costs	39,317	(7.3)%	42,406
Distribution	46,947	(3.2)%	48,490
Building and occupancy	14,327	1.3%	14,148
Purchased news and content	9,324	(5.7)%	9,892
Other	7,614	(4.6)%	7,983
Total cost of sales	$204,915	(4.0)%	$213,488

Employee compensation and benefits decreased 3.5% in 2014, primarily due to lower employment levels compared to prior year. Scripps Newspapers had approximately 7% fewer employees in 2014 compared to 2013.

Newsprint, press supplies and other printing costs declined by 7.3% in 2014 due to lower expenditures for newsprint. Average newsprint prices decreased 1.6% and newsprint consumption decreased approximately 6% for 2014. Total newsprint consumption declined due to the reduced number of pages in publications, reflecting the declines in advertising volumes, and lower print runs due to declining print circulation.

Newspaper distribution costs decreased by 3.2% in 2014 compared to 2013 as a result of lower circulation levels. A large portion of newspaper distribution costs are variable and increase or decrease in relation to circulation levels.

Selling, general and administrative were as follows:

	For the years ended December 31,
(in thousands)	2014	Change	2013

Employee compensation and benefits	$70,340	(6.2)%	$74,993
Allocation of Parent overhead	50,673	25.4%	40,421
Marketing and promotion	7,025	(20.0)%	8,778
Outside circulation sales	6,058	(7.4)%	6,540
Other	31,746	(14.4)%	37,071
Total selling, general and administrative	$165,842	(1.2)%	$167,803

Employee compensation and benefits decreased 6.2% due to lower employment levels compared to prior year from attrition, a reduction in force and the transfer of approximately 30 information technology ("IT") employees into the corporate IT group. The employee compensation and benefits for IT is included in the corporation allocation described below for 2014.

Marketing and promotion in 2013 included costs to support the launch of our bundled subscription offerings in our newspaper markets. This campaign was completed in the third quarter of 2013.

Other expenses decreased primarily due to the centralization of the Scripps Newspapers function into the corporate IT group. The IT expense is included in the corporate allocation described below for 2014.

Corporate Allocation from Parent — The combined financial statements include expense allocations from the Parent of Scripps Newspapers for certain corporate support services, which are recorded within selling, general and administrative expense in the Combined Statements of Operations. Management believes that the basis used for the allocations are reasonable and reflect the portion of such costs attributed to Scripps Newspapers operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. The management of Scripps Newspapers is unable to determine what such costs would have been had Scripps Newspapers been independent. Following the completion of the transactions, Scripps Newspapers will perform these functions using its own resources or purchased services.

The corporate allocation includes costs related to support Scripps Newspapers received from its Parent for certain corporate activities including: (i) executive management, (ii) corporate development, (iii) corporate relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) centralized accounting, and (xi) other Parent corporate and infrastructure costs. For these services, actual costs incurred by the Parent were allocated to Scripps Newspapers based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization were impracticable, Scripps Newspapers used other methods and criteria that are believed to be reasonable estimates of costs attributable to the Scripps Newspapers, such as net sales.

The corporate allocation increased in 2014 primarily due to employee compensation and benefits of the IT employees transferred to corporate, costs to support digital initiatives, as well as costs to implement systems and process changes.

Tax provision

The effective income tax rate was 1.6% and 11.1% for 2014 and 2013, respectively. In both years there were approximately $0.4 million of state taxes. For 2014 and 2013, Scripps Newspapers recorded a valuation allowance against its net deferred tax assets for federal and certain state income taxes as it is more likely than not that Scripps Newspapers will not realize these benefits as a result of the negative evidence from its history of losses over the past three years. In accordance with the intraperiod tax allocation rules, in 2013, Scripps Newspapers allocated $2.3 of tax expense to other comprehensive income and treated the corresponding offset as an allocation to tax benefit from operations.
2013 compared with 2012

Revenues by category were as follows:

	For the years ended December 31,
(in thousands)	2013	Change	2012

Operating revenues:
Retail	$84,329	(5.4)%	$89,121
Classified	67,324	(9.7)%	74,530
Preprint and other	67,420	(3.7)%	69,994
Digital advertising and marketing services	26,261	0.7%	26,085
Advertising and marketing services	245,334	(5.5)%	259,730
Subscriptions	117,463	(0.2)%	117,733
Other	21,402	(1.2)%	21,660
Total revenues	$384,199	(3.7)%	$399,123

Advertising and marketing services revenues decreased 5.5% for 2013, primarily as a result of continued secular changes in the demand for print advertising. Automotive and employment classified advertising remained particularly weak. Subscription revenue was essentially flat due to print and digital subscription bundles and targeted price increases.

Preprint and other revenues declined at a slightly slower pace than other print advertising. Preprint and other products include inserts and single-sheet advertisements included with the daily newspaper, niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Scripps Newspapers has been increasing its efforts to sell single-sheet advertisements delivered with newspapers and to all homes in a market (the “print and deliver” initiative).

Digital advertising and marketing services include advertising on newspaper Internet sites, digital advertising provided through audience-extension programs, such as an arrangement with Yahoo!, and other digital marketing services offered to local advertising customers, such as managing their search engine marketing campaigns.

Subscriptions include fees paid by readers for access to content in print and digital formats. Scripps Newspapers completed the launch of its bundled subscription model in the third quarter of 2013. Under the Scripps Newspapers bundled offerings, home delivery subscribers receive access to all newspaper content on all platforms and only limited digital content is available to non-subscribers. Scripps Newspapers also offers digital-only subscriptions. Subscription revenue was flat year over year, but increased in the third and fourth quarters of 2013 — the first year-over-year increase since the fourth quarter of 2010. The positive trend was driven by the rollout of the bundled subscription model and increases in single-copy prices in select markets.

Other operating revenues, including commercial printing and distribution services, were up slightly year over year. In 2013, Scripps Newspapers had revenues of $1.6 million for a commercial print job where our Knoxville newspaper printed the Chattanooga newspaper while their plant was improved. The Chattanooga printing contract was completed in August 2014.

Costs of sales were as follows:

	For the years ended December 31,
(in thousands)	2013	Change	2012

Employee compensation and benefits	$90,569	0.5%	$90,149
Newsprint, press supplies and other printing costs	42,406	(8.2)%	46,170
Distribution	48,490	(3.7)%	50,379
Building and occupancy	14,148	(1.3)%	14,330
Purchased news and content	9,892	(7.5)%	10,698
Other	7,983	(3.9)%	8,304
Total costs of sales	$213,488	(3.0)%	$220,030

Employee compensation and benefits were flat year over year as Scripps Newspapers limited reductions in employee levels in the newsrooms to maintain the quality of the news content.

Newsprint, press supplies and other printing costs declined by 8.2% in 2013 due to lower expenditures for newsprint. Average newsprint prices decreased 7% and newsprint consumption decreased approximately 5% for 2013. Total newsprint consumption declined due to the reduced number of pages in publications, reflecting the declines in advertising volumes, and lower print runs due to declining print circulation.

Newspaper distribution costs decreased by 3.7% in 2013 compared to 2012 as a result of lower circulation levels. A large portion of newspaper distribution costs are variable and increase or decrease in relation to circulation levels.

Selling, general and administrative were as follows:

	For the years ended December 31,
(in thousands)	2013	Change	2012

Employee compensation and benefits	$74,993	(6.6)%	$80,254
Allocation of Parent overhead	40,421	15.6%	34,971
Marketing and promotion	8,778	36.1%	6,449
Outside circulation sales	6,540	(5.1)%	6,889
Other	37,071	(3.2)%	38,282
Total selling, general and administrative	$167,803	0.6%	$166,845

Employee compensation and benefits decreased primarily due to lower employment levels year over year. Scripps Newspapers had approximately 5% fewer employees in 2013 compared to 2012.

Marketing and promotion increased by 36.1% in 2013, primarily due to marketing and promotion to support the launch of the Scripps Newspapers bundled subscription offerings.

Corporate Allocation from Parent — The combined financial statements include expense allocations from the Parent of Scripps Newspapers for certain corporate support services, which are recorded within selling, general and administrative expense in the Combined Statements of Operations. Management believes that the basis used for the allocations are reasonable and reflect the portion of such costs attributed to Scripps Newspapers operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. The management of Scripps Newspapers is unable to determine what such costs would have been had Scripps Newspapers been independent. Following the completion of the transactions, Scripps Newspapers will perform these functions using its own resources or purchased services.

The corporate allocation includes costs related to support Scripps Newspapers received from its Parent for certain corporate activities including: (i) executive management, (ii) corporate development, (iii) corporate relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) centralized accounting, and (xi) other Parent corporate and infrastructure costs. For these services, actual costs incurred by the Parent were allocated to Scripps Newspapers based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization were impracticable, Scripps Newspapers used other methods and criteria that are believed to be reasonable estimates of costs attributable to the Scripps Newspapers, such as net sales.

The corporate allocation increased in 2013 primarily due to costs to support digital initiatives including hiring additional sales resources and costs for the roll-out of Scripps Newspapers digital subscription model.

Depreciation

Depreciation expense decreased year-over-year due to assets that were fully depreciated in prior years.

Tax provision

The effective income tax rate was 11.1% and 2.8% for 2013 and 2012, respectively. In both years there were approximately $0.4 million of state taxes. For the 2013 and 2012 Scripps Newspapers recorded a valuation allowance against its net deferred tax assets for federal and certain state income taxes as it is more likely than not that Scripps Newspapers will not realize these benefits as a result of the negative evidence from its history of losses over the past three years. In accordance with the intraperiod tax allocation rules, in 2013, Scripps Newspapers allocated $2.3 of tax expense to other comprehensive income and treated the corresponding offset as an allocation to tax benefit from operations.

Liquidity and Capital Resources
Scripps Newspapers primary source of liquidity is its cash from operations and funding received from The E.W. Scripps Company, its parent.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash Flows from Operating Activities:
Net loss	$(25,970)	$(16,829)	$(12,038)
Adjustments to reconcile loss from operations to net cash flows from operating activities:
Depreciation and amortization	16,890	17,240	18,896
Liability for withdrawal from GCIU Employer Retirement Fund	4,100	—	—
Deferred income taxes	—	(2,479)	(110)
Other changes in certain working capital accounts, net	3,760	1,175	(55)
Miscellaneous, net	(681)	(952)	(1,192)
Net cash (used in) provided by operating activities	$(1,901)	$(1,845)	$5,501

2014 to 2013

The $0.1 million increase in cash used in operating activities was attributable to an increase in our pretax loss, offset by changes in working capital and our withdrawal from one of the multi-employer pension plans.

•
Changes in working capital increased $2.6 million compared to prior year, primarily as a result of an increase in collections of accounts receivable year over year, partially offset by a decrease in accounts payable due to timing of payments.

•	In 2014, we recorded a $4.1 million liability related to the withdrawal from one of the multi-employer pension plans which was not settled during the year.

2013 to 2012

The $7.3 million decrease in cash provided by operating activities was primarily attributable to a higher pretax loss in 2013 compared to 2012.

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(2,708)	$(3,615)	$(2,962)
Purchase of investments	—	—	(650)
Proceeds from sale of property, plant and equipment	1,144	307	471
Net cash used in investing activities	$(1,564)	$(3,308)	$(3,141)

In 2014, 2013 and 2012 we used $1.6 million, $3.3 million and $3.1 million, respectively, in cash for investing activities. In 2014, we received $1 million in proceeds from the sale of a building in our Treasure Coast market.

Financing activities

Cash provided by financing activities was $3.5 million and $5.2 million in 2014 and 2013, respectively, and cash used in financing activities was $2.4 million in 2012. Our Parent provided cash as needed to fund our operating activities and retains any excess cash flow.

Other

Scripps Newspapers participates in its Parent's controlled disbursement system. The bank sends daily notifications of checks presented for payment and transfers funds from other sources to cover the checks. Scripps Newspapers cash balance held by its Parent is reduced as checks are issued. Accordingly, none of the Parent's cash and cash equivalents has been assigned to Scripps Newspapers in the combined financial statements. Further, outstanding checks issued by the Parent are not recorded as a liability when the check is signed, as the obligation becomes tied to the central cash management arrangement.

The Combined Company (Journal Media Group)
Following the completion of the transactions, Journal Media Group's capital structure and sources of liquidity will be significantly different from Scripps Newspapers historical capital structure. Scripps Newspapers will no longer participate in cash management and funding arrangements with its Parent, Scripps. Instead, its ability to fund cash needs will depend on its ongoing ability to generate cash from operations and borrow under a line of credit it expects to arrange. If Journal Media Group's cash flows from operating activities are lower than expected, it will need to borrow under its proposed line of credit and may need to incur additional debt or issue additional equity. Although Journal Media Group expects at the time of the closing of the transactions to have in place a credit facility to finance its operations on acceptable terms and conditions, its access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) its credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. It is expected that Journal Media Group's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments.
Journal Media Group is expected to have cash and cash equivalents of $10 million as of the closing. It is expected that cash provided by operating activities and available capacity under Journal Media Group's proposed line of credit will provide sufficient funds to operate its business and meet its other liquidity needs for the twelve months following the closing of the transactions. It is expected that Journal Media Group will generate positive free cash flow for the twelve months following the closing of the transactions.

Contractual Obligations
A summary of contractual cash commitments as of December 31, 2014 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Employee compensation and benefits:
Deferred compensation and other post-employment benefits	$885	$1,403	$786	$1,001	$4,075
Operating leases:
Noncancelable	659	1,004	743	—	2,406
Cancelable	174	149	—	—	323
Pension obligations:
SERP funding	254	465	618	2,270	3,607
Other commitments:
Noncancelable purchase and service commitments	6,900	1,362	—	—	8,262
Other purchase and service commitments	4,687	2,325	662	—	7,674
Total contractual cash obligations	$13,559	$6,708	$2,809	$3,271	$26,347

Other Contractual Obligations — In the ordinary course of business, long-term contracts to lease office space and equipment, and to purchase other goods and services Scripps Newspapers enters into.

Operating Leases — Scripps Newspapers obtains certain office and warehouse space under multi-year lease agreements. Leases for office and warehouse space are generally not cancelable prior to their expiration.
Leases for operating and office equipment are generally cancelable by either party with 30 to 90 days notice. However, such contracts are expected to remain in force throughout the terms of the leases. The amounts included in the table above represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.
It is expected that the operating leases will be renewed or replaced with similar agreements upon their expiration.
SERP Funding — Scripps Newspapers sponsors a non-qualified Supplemental Executive Retirement Plan ("SERP"), which covers certain executive employees. Payments for the SERP plan have been estimated over a 10-year period. Accordingly, amounts in the "over 5 years" column include estimated payments for the periods of 2020-2024. While benefit payments under these plans are expected to continue beyond 2024, we do not believe it is practicable to estimate payments beyond this period.
Purchase Commitments — Scripps Newspapers obtains certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. It is expected that such agreements will be renewed or replaced with similar agreements upon their expiration.

Scripps Newspapers may also enter into contracts with certain vendors and suppliers, including most of its newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2014. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require the purchase of a minimum quantity of goods or services, and generally the orders can be canceled prior to shipment, Scripps Newspapers expects expenditures for goods and services in future periods will approximate those in prior years.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires Scripps Newspapers to make a variety of decisions that affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, Scripps Newspapers applies judgment based on its understanding and analysis of the relevant circumstances, including its historical experience, actuarial studies and other assumptions. Scripps Newspapers is committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the combined financial statements.
The Notes to the Combined Financial Statements describes the significant accounting policies that have been selected for use in the preparation of Scripps Newspapers financial statements and related disclosures. Scripps Newspapers believes the following to be the most critical accounting policies, estimates and assumptions affecting its reported amounts and related disclosures.
Long-Lived Assets — Long-lived assets (primarily property, plant and equipment and amortizable intangible assets) must be tested for impairment whenever events occur or circumstances change that indicate that the carrying value of an asset or asset group may not be recoverable. A long-lived asset group is determined not to be recoverable if the estimated future undiscounted cash flows of the asset group are less than the carrying value of the asset group.
Estimating undiscounted cash flows requires significant judgments and estimates. Scripps Newspapers continually monitors the estimated cash flows of its newspaper properties and may incur impairment charges if future cash flows are less than current estimates.
Income Taxes — The accounting for uncertain tax positions and the application of income tax law is inherently complex. As such, Scripps Newspapers is required to make many assumptions and judgments regarding its income tax positions and the likelihood of whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in Scripps Newspapers assumptions and judgments can materially affect amounts recognized in the combined financial statements.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable loss over the periods in which the net deferred tax assets are deductible, management believes it is more likely that Scripps Newspapers will not realize the benefit of most of its net deferred tax assets. As of December 31, 2014 and 2013, in jurisdictions in which there is a net deferred tax asset, Scripps Newspapers has established a full valuation allowance.
Scripps Newspapers is required to assess the likelihood that its deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from the carryback to prior years, carryforward to future years or through other prudent and feasible tax planning strategies. If recovery is not likely, Scripps Newspapers has to provide a valuation allowance based on its estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates and if Scripps Newspapers determines that the deferred tax asset Scripps Newspapers would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.
Pension Plans — Scripps, the Parent of Scripps Newspapers, historically has sponsored various noncontributory defined benefit pension plans covering substantially all full-time employees that began employment prior to June 30, 2008 (the majority of the defined benefit pension plans were frozen June 30, 2009), including a SERP, which covers certain executive employees. Total Scripps defined benefit pension plan expense for those plans was $5.9 million in 2014, $8.8 million in 2013 and $8.6 million in 2012.
Scripps Newspapers has accounted for its participation in the Scripps Pension Plan as a participant in a multi-employer plan. Expense has been determined on a participant basis and included in the combined financial statements of the Company. As a participant in a multi-employer plan, no assets or liabilities are included in the Combined Balance Sheets of Scripps Newspapers other than contributions currently due and unpaid to the plan.
Scripps Newspapers also had four plans that were sponsored directly by Scripps Newspapers' Memphis and Knoxville newspapers. The liabilities related to these plans are included in the Combined Balance Sheets of Scripps Newspapers as of December 31, 2013. On September 30, 2014, the plan sponsored by the Knoxville newspaper was merged into the Scripps sponsored plan. On December 31, 2014, the plans sponsored by the Memphis newspaper were merged into the Scripps sponsored plan. After the merger (which is reflected as a transfer to the Parent), these plans are no longer recorded on the Company's balance sheet as of December 31, 2014.
Scripps Newspapers has accounted for its participation in the Scripps Supplemental Executive Retirement Plan ("SERP") as a separate stand alone plan. Under this method, Scripps Newspapers has accounted for the allocation of the benefit obligations specifically related to its employees and its estimated portion of the plan assets, if any. The total SERP pension expense was allocated to Scripps Newspapers based on the Scripps Newspaper's share of the service cost and benefit obligations, in addition to its expected return on its portion of the SERP assets.
The carve-out financial statements have been allocated $2.7 million, $4.2 million and $4.6 million for 2014, 2013 and 2012, respectively, of pension expense of Scripps Newspapers' parent.
The measurement of Scripps pension obligation and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; expected increase in compensation levels; and employee turnover, mortality and retirement ages. Scripps reviews these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles, Scripps records the effects of these modifications currently or amortize them over future periods. Scripps considers the most critical of its pension estimates to be the discount rate and the expected long-term rate of return on plan assets.
The assumptions used in accounting for Scripps defined benefit pension plans for 2014 and 2013 are as follows:

	2014	2013

Discount rate for expense	5.08%	4.27%
Discount rate for obligations	4.23%	5.08%
Long-term rate of return on plan assets	5.25%	4.65%

The discount rate used to determine Scripps future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension obligations and pension expense.

For Scripps defined benefit pension plans, as of December 31, 2014, a half percent increase or decrease in the discount rate would have the following effect:

(in thousands)	0.5% Increase	0.5% Decrease

Effect on total pension expense in 2015	$(409)	$300
Effect on pension benefit obligation as of December 31, 2014	$(44,809)	$49,749

Scripps has target asset allocations to invest plan assets in securities that match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 30% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Scripps expected rate of return on plan assets also considers its historical compound rate of return on plan assets for 10- and 15-year periods. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the 2015 expected long-term rate of return on plan assets of 4.2%, to either 3.7% or 4.7%, would increase or decrease Scripps 2015 pension expense by approximately $2.4 million.

Quantitative and Qualitative Disclosures about Market Risk

Price fluctuations for newsprint may have a significant effect on our results of operations. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the accompanying combined balance sheets of Scripps Newspapers (“the Company”) (a combination of subsidiaries and operations of the newspaper business of The E.W. Scripps Company) as of December 31, 2014 and 2013, and the related combined statements of operations, comprehensive loss, cash flows, and changes in parent company equity for each of the three years in the period ended December 31, 2014. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of Scripps Newspapers as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying combined financial statements have been derived from the consolidated financial statements and accounting records of The E.W. Scripps Company. The combined financial statements include allocations of certain costs from The E.W. Scripps Company. As a result, these allocations may not be reflective of the actual costs that would have been incurred had Scripps Newspapers operated as a separate entity apart from The E.W. Scripps Company.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 31, 2015

Scripps Newspapers
Combined Balance Sheets

	As of December 31,
(in thousands)	2014	2013

Assets
Current assets:
Accounts and notes receivable (less allowances: 2014 - $746; 2013 - $907)	$36,958	$42,578
Inventory, net	6,184	6,542
Miscellaneous	1,937	2,371
Total current assets	45,079	51,491
Property, plant and equipment, net	185,548	201,101
Other intangible assets	2,001	2,392
Miscellaneous	2,018	1,297
Total Assets	$234,646	$256,281
Liabilities and Equity
Current liabilities:
Accounts payable	$7,085	$8,350
Customer deposits and unearned revenue	21,136	21,820
Accrued liabilities:
Employee compensation and benefits	12,404	12,290
Miscellaneous	6,733	6,874
Other current liabilities	852	964
Total current liabilities	48,210	50,298
Other liabilities (less current portion)	17,189	18,139
Commitments and contingencies (Note 12)	—	—
Parent Company Equity:
Parent company's investment, net	169,575	198,381
Accumulated other comprehensive loss (pension liability adjustments), net of income taxes	(2,782)	(13,195)
The E.W. Scripps Company total shareholders’ equity	166,793	185,186
Noncontrolling interest	2,454	2,658
Total equity	169,247	187,844
Total Liabilities and Equity	$234,646	$256,281
See notes to combined financial statements.

Scripps Newspapers
Combined Statements of Operations

	For the years ended December 31,
(in thousands)	2014	2013	2012

Operating Revenues:
Advertising	$224,878	$242,344	$257,465
Subscriptions	121,565	117,463	117,733
Other	23,889	24,392	23,925
Total operating revenues	370,332	384,199	399,123
Operating expenses
Costs of sales (exclusive of items shown below)	204,915	213,488	220,030
Selling, general and administrative	165,842	167,803	166,845
Defined benefit pension plan expense	6,773	4,274	4,717
Depreciation	16,500	16,695	18,235
Amortization	390	545	661
Total operating expenses	394,420	402,805	410,488
Operating loss	(24,088)	(18,606)	(11,365)
Miscellaneous, net	(1,469)	(293)	(341)
Loss from operations before income taxes	(25,557)	(18,899)	(11,706)
Provision (benefit) for income taxes	413	(2,070)	332
Net loss	(25,970)	(16,829)	(12,038)
Net loss attributable to noncontrolling interests	(204)	(126)	(53)
Net loss attributable to the Parent	$(25,766)	$(16,703)	$(11,985)
See notes to combined financial statements.

Scripps Newspapers
Combined Statements of Comprehensive Loss

	For the years ended December 31,
(in thousands)	2014	2013	2012

Net loss	$(25,970)	$(16,829)	$(12,038)
Changes in defined benefit pension plans, net of tax of $0, $2,211 and $0	(13,474)	3,589	(2,794)
Other	(240)	150	(206)
Total comprehensive loss	(39,684)	(13,090)	(15,038)
Less comprehensive loss attributable to noncontrolling interest	(204)	(126)	(53)
Total comprehensive loss attributable to the Parent	$(39,480)	$(12,964)	$(14,985)
See notes to combined financial statements.

The E. W. Scripps Company
Combined Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash Flows from Operating Activities:
Net loss	$(25,970)	$(16,829)	$(12,038)
Adjustments to loss income from operations to net cash flows from operating activities:
Depreciation and amortization	16,890	17,240	18,896
Liability for withdrawal from GCIU Employer Retirement Fund	4,100	—	—
Deferred income taxes	—	(2,479)	(110)
Other changes in certain working capital accounts, net	3,760	1,175	(55)
Miscellaneous, net	(681)	(952)	(1,192)
Net cash (used in) provided by operating activities	(1,901)	(1,845)	5,501
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2,708)	(3,615)	(2,962)
Purchase of investments	—	—	(650)
Proceeds from sale of property, plant and equipment	1,144	307	471
Net cash used in investing activities	(1,564)	(3,308)	(3,141)
Cash Flows from Financing Activities:
Transfers to/from parent, net	3,465	5,153	(2,360)
Net cash provided by (used in) financing activities	3,465	5,153	(2,360)
(Decrease) increase in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Beginning of year	—	—	—
End of year	$—	$—	$—
See notes to combined financial statements.

Scripps Newspapers
Combined Statements of Changes in Parent Company Equity

(in thousands)	Parent Company Equity	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2011	$224,276	$(13,934)	$2,837	$213,179
Net loss	(11,985)	—	(53)	(12,038)
Changes in defined benefit pension plans	—	(2,794)	—	(2,794)
Transfers to/from parent, net	(2,360)	—	—	(2,360)
Other	—	(206)	—	(206)
As of December 31, 2012	209,931	(16,934)	2,784	195,781
Net loss	(16,703)	—	(126)	(16,829)
Changes in defined benefit pension plans	—	3,589	—	3,589
Transfers to/from parent, net	5,153	—	—	5,153
Other	—	150	—	150
As of December 31, 2013	198,381	(13,195)	2,658	187,844
Net loss	(25,766)	—	(204)	(25,970)
Changes in defined benefit pension plans	—	(13,474)	—	(13,474)
Transfer of Knoxville and Memphis defined benefit pension plans (Note 10)	(6,505)	24,127	—	17,622
Transfers to/from parent, net	3,465	—	—	3,465
Other	—	(240)	—	(240)
As of December 31, 2014	$169,575	$(2,782)	$2,454	$169,247
See notes to combined financial statements.

Scripps Newspapers
Notes to Combined Financial Statements

1. Basis of Presentation
The Separation — On July 30, 2014, The E. W. Scripps Company ("Scripps") Board of Directors approved an agreement under which Scripps and Journal Communications, Inc. ("Journal") will merge their broadcast operations and spin-off their newspaper businesses into a separate publicly traded company (the “transactions”). The newspaper company will be named Journal Media Group, Inc. combining the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel.
Scripps and Journal shareholders voted to approve the transactions on March 11, 2015. The closing date is currently scheduled for April 1, 2015.

Basis of Presentation — The accompanying combined financial statements include the accounts Scripps Newspapers ("the Company"), a business representing the principal publishing operations of Scripps, as described below.

The Company's operations consists of daily and community newspapers in 13 markets across the United States. The newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. Employee related costs, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The newspapers operate in mid-size markets, focusing on news coverage within their local markets. The daily newspapers published by the Company are the Abilene (TX) Reporter-News, the Anderson (SC) Independent-Mail, the Corpus Christi (TX) Caller-Times, the Evansville (IN) Courier & Press, the Henderson (KY) Gleaner, the Kitsap (WA) Sun, the Knoxville (TN) News Sentinel, the Memphis (TN) Commercial Appeal, the Naples (FL) Daily News, the Redding (CA) Record-Searchlight, the San Angelo (TX) Standard-Times, the Treasure Coast (FL) News/Press/Tribune, the Ventura County (CA) Star and the Wichita Falls (TX) Times Record News. The business also include a 40% ownership in the Albuquerque Publishing Company, which publishes the Albuquerque Journal (NM).

Historically, separate financial statements have not been prepared for the Company. These combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of the Company for the periods presented, as the Company was historically managed within Scripps (the "Parent"). The combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Scripps. The combined financial statements are prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable (see Note 11). However, such expenses may not be indicative of the actual level of expense that would have been incurred had the Company operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect the Company's combined financial position, results of operations and cash flows had the Company operated as a stand-alone entity during the periods presented.

2. Summary of Significant Accounting Policies
As used in the Notes to Combined Financial Statements, the terms “Company,” “we,” “our,” or “us” may, depending on the context, refer to the carve-out newspaper business of Scripps.
Nature of Operations — We are a diverse media enterprise with a portfolio of print and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. We report only one segment. The Company has aggregated its operating segments into one reportable segment since all of its newspapers sell similar products created with the same production process and which have similar economic characteristics.
Concentration Risks — Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have material effect on our financial position, results of operations or cash flows.
We derive approximately 60% of our operating revenues from advertising. Changes in the demand for such services both nationally and in individual markets can affect operating results.
Use of Estimates — Preparing financial statements in accordance with GAAP requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

Our combined financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the periods over which long-lived assets are depreciated or amortized; the evaluation of recoverability of long-lived assets; valuation allowances against deferred income tax assets; corporate allocations; and self-insured risks.
While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.
Investments and Minority Interest — Investments in 20%-to-50%-owned companies where we exert significant influence and all 50%-or-less-owned partnerships and limited liability companies are accounted for using the equity method. We do not hold any interests in variable interest entities. All significant intercompany transactions have been eliminated.
Income (loss) attributable to noncontrolling interests in subsidiary companies is included in net loss attributable to noncontrolling interest in the Combined Statements of Operations.
Revenue Recognition — We recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. We report revenue net of sales and other taxes collected from our customers. Our primary sources of revenue are from the sale of print and digital advertising and newspaper subscription fees.
Revenue recognition policies for each source of revenue are as follows.
Advertising — Print advertising revenue is recognized when we display the advertisements. Digital advertising includes time-based, impression-based, and click-through campaigns. We recognize digital advertising revenue from fixed duration campaigns over the period in which the advertising appears. We recognize digital advertising revenue that is based upon the number of impressions delivered or the number of click-throughs as impressions are delivered or as click-throughs occur.
Advertising arrangements, which generally have a term of one year or less, may provide rebates, discounts and bonus advertisements based upon the volume of advertising purchased during the terms of the contracts. This requires us to make certain estimates regarding future advertising volumes. We record estimated rebates, discounts and bonus advertisements as a reduction of revenue in the period the advertisement is displayed.
Newspaper Subscriptions — We recognize newspaper subscription revenue upon the publication date of the newspaper. We defer revenues from prepaid newspaper subscriptions and recognize subscription revenue on a pro-rata basis over the term of the subscription.
We base subscription revenue for newspapers sold directly to subscribers on the retail rate. We base subscription revenue for newspapers sold to independent newspaper distributors, which are subject to returns, upon the wholesale rate. We estimate returns based on historical return rates and adjust our estimates based on the actual returns.
Other Revenues — We also derive revenues from printing and distribution of other publications. We recognize printing revenues and third-party distribution revenue when the product is delivered in accordance with the customer’s instructions.
Trade Receivables — We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. We base allowances for credit losses upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience. We require advance payment from certain transient advertisers.

A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2012	$900
Charged to revenues, costs & expenses	1,116
Amounts charged off, net	(1,340)
Balance as of December 31, 2012	676
Charged to revenues, costs & expenses	877
Amounts charged off, net	(646)
Balance as of December 31, 2013	907
Charged to revenues, costs & expenses	632
Amounts charged off, net	(793)
Balance as of December 31, 2014	$746
Inventories — Inventories are stated at the lower of cost or market. We determine the cost of inventories using the first in, first out (“FIFO”) method.
Property, Plant and Equipment — Property, plant and equipment is carried at cost less depreciation. Property, plant and equipment includes internal use software, mobile app development and digital site development cost, which is carried at cost less amortization. We expense costs incurred in the preliminary project stage to develop or acquire internal use software, and to develop mobile apps or digital sites. Upon completion of the preliminary project stage and upon management authorization of the project, we capitalize costs to acquire or develop internal use software or digital sites, which primarily include coding, designing system interfaces, and installation and testing, if it is probable the project will be completed and the software will be used for its intended function. We expense costs incurred after implementation, such as maintenance and training.
We compute depreciation using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 to 45 years
Printing presses	20 to 30 years
Other production equipment	5 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years
Goodwill — Goodwill represents the cost of acquisitions in excess of the acquired businesses’ tangible assets and identifiable intangible assets. All goodwill from the Company's prior acquisitions was impaired in prior periods.
Amortizable Intangible Assets — We amortize customer lists and other intangible assets in relation to their expected future cash flows over estimated useful lives of up to 20 years.
Impairment of Long-Lived Assets — We review long-lived assets (primarily property, plant and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets, to fair value. We determine fair value based on discounted cash flows or appraisals. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.
Self-Insured Risks — Scripps is self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. As a portion of the liabilities and expense related to these self-insurance plans relate to the Company's employees and business, an allocation of both the liability and expense have been included within these combined financial statements. Estimated liabilities for unpaid claims totaled $8.7 million and $9.5 million at December 31, 2014 and 2013, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

Income Taxes — Historically, the Company was included in the Scripps federal and state tax filings with other Scripps entities. The income tax provisions in these combined financial statements have been prepared on a separate return basis as if the Company was a stand-alone entity. For jurisdictions where the Company filed returns as part of Scripps, the stand alone provision will present taxes payable as a component of equity since the Company will never actually be liable for the payable.
We recognize deferred income taxes for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. We establish a valuation allowance if we believe that it is more likely than not that we will not realize some or all of the deferred tax assets.
We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or that we expect to take in a tax return. Interest and penalties associated with such tax positions are included in the tax provision. The Company has not recorded a liability for additional taxes and interest during any of the periods presented.
Parent Company's Investment, Net — Parent Company's Investment on the Combined Balance Sheets represents Scripps' historical investment of capital into the Company, the Company's accumulated earnings after taxes, and the net effect of transactions with and allocations of corporate expenses from Scripps.
Stock-Based Compensation — Certain employees of the Company have received awards of nonqualified stock options, restricted stock units (RSUs) and restricted Class A Common shares under The E. W. Scripps Long‑Term Incentive Plan (the “Plan”).

Stock-based compensation expense attributable to employees of the Company has been allocated on an individual basis. The total allocation was $1.4 million, $1.4 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company's compensation expense reflects Scripps' recognition of compensation cost based on the grant-date fair value of the award. Scripps determines the fair value of awards that grant the employee the underlying shares by the fair value of a Class A Common share on the date of the award.
Certain awards of Class A Common shares or RSUs have performance conditions under which the number of shares granted is determined by the extent to which such performance conditions are met (“Performance Shares”). Compensation costs for such awards are measured by the grant-date fair value of a Class A Common share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned.
Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. Grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period because stock compensation grants vest upon the retirement of the employee.
Pension — Retirement benefits are provided to eligible employees of the Company, primarily through defined benefit plans sponsored by Scripps. Several smaller plans were historically sponsored directly by the Company prior to being transferred to the Parent.

The Company has accounted for its participation in the Scripps Pension Plan as a participant in a multi-employer plan. Expense has been determined on a participant basis and included in the combined financial statements of the Company. As a participant in a multi-employer plan, no assets or liabilities are included in the Combined Balance Sheets of the Company other than contributions currently due and unpaid to the plan.

The Company also has four plans that were sponsored directly by the Company's Memphis and Knoxville newspapers. The liabilities related to these plans are included in the Combined Balance Sheets of the Company for December 31, 2013. On September 30, 2014, the plan sponsored by the Knoxville newspaper with an unfunded liability of $3.0 million was merged into the Scripps sponsored plan. On December 31, 2014, the plans sponsored by the Memphis newspaper with an unfunded liability of $14.6 million was merged into the Scripps sponsored plan.

The Company has accounted for its participation in the Scripps Supplemental Executive Retirement Plan ("SERP") as a separate stand alone plan. Under this method, the Company has accounted for the allocation of the benefit obligations specifically related to its employees and its estimated portion of the plan assets, if any. The total SERP pension expense was allocated to the Company based on the Company's share of the service cost and benefit obligations, in addition to its expected return on its portion of the SERP assets.

Other Postretirement Benefits — Certain health care and life insurance benefits for retired employees of the Company are provided through postretirement plans ("OPEB") sponsored by Scripps. The expected cost of providing these benefits is accrued over the years that the employees render services. It is Scripps' policy to fund postretirement benefits as claims are incurred.
A portion of the Scripps OPEB liability and corresponding expense has been allocated specifically to the Company and included in these combined financial statements. The amounts included in these combined financial statements were actuarially determined based on amounts allocable to eligible employees of the Company.

3. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for the Company beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our combined financial statements and have not yet determined a transition method.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our combined financial statements.

4. Income Taxes

The Company is included in Scripps' consolidated federal tax return and in unitary returns in certain states. The Company also files separate state returns for its Memphis and Evansville newspapers. The Company accounts for income taxes under the separate return basis. Under this approach, the Company determines its current tax liability and its deferred tax assets and liabilities as if it were filing a separate tax return. Current tax is considered paid as incurred and settled through parent company equity.
The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Current:
Federal	$—	$—	$—
State and local	413	409	442
Total current income tax provision	413	409	442
Deferred:
Federal	—	(2,115)	—
Other	—	(364)	(110)
Total deferred income tax provision	—	(2,479)	(110)
Provision (benefit) for income taxes	$413	$(2,070)	$332

For 2014, 2013 and 2012 we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits as a result of the negative evidence presented by our history of losses over the past three years. In accordance with the intraperiod tax allocation rules, in 2013, we allocated $2.3 million of tax benefit to other comprehensive income and treated the corresponding offset as an allocation to tax benefit from operations.

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2014	2013	2012

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	(1.1)	0.6	(1.5)
Non deductible expenses	(1.4)	(2.2)	(3.1)
Tax credits	0.4	0.5	0.7
Other	1.2	0.1	(0.4)
Valuation allowance	(35.7)	(22.9)	(33.5)
Effective income tax rate	(1.6)%	11.1%	(2.8)%

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2014	2013

Temporary differences:
Property, plant and equipment	$(26,051)	$(29,454)
Goodwill and other intangible assets	1,517	3,041
Accrued expenses not deductible until paid	4,512	4,200
Deferred compensation and retiree benefits not deductible until paid	5,257	5,761
Other temporary differences, net	1,626	1,317
Total temporary differences	(13,139)	(15,135)
Federal and state net operating loss carryforwards	68,758	61,977
Valuation allowance for state deferred tax assets	(55,619)	(46,842)
Net deferred tax asset	$—	$—
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical pre-tax losses, GAAP prevents the Company from using projections for future taxable income to support the realization of its deferred tax assets. Accordingly, management believes it is more likely than not that the Company will not realize the benefit of most of its net deferred tax assets. As of December 31, 2014 and 2013, in jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance.

At time of the spin-off, state net operating losses for Memphis and Evansville of $45 million as of December 31, 2014, will transfer to the Company. These losses will expire at various times between 2029 through 2034. None of the federal net operating loss generated by the Company under the separate return method will transfer to the Company.

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2014	2013

Land and improvements	$44,463	$44,997
Buildings and improvements	133,019	134,146
Equipment	246,527	248,832
Computer software	18,142	19,276
Total	442,151	447,251
Accumulated depreciation	256,603	246,150
Net property, plant and equipment	$185,548	$201,101

6. Goodwill and Other Intangible Assets

Goodwill was as follows:

(in thousands)

Gross balance as of December 31, 2014 and 2013	$778,900
Accumulated impairment losses	(778,900)
Balance as of December 31, 2014 and 2013	$—
Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2014	2013

Amortizable intangible assets:
Carrying amount:
Customer lists and advertiser relationships	$10,404	$10,404
Other	1,742	1,742
Total carrying amount	12,146	12,146
Accumulated amortization:
Customer lists and advertiser relationships	(8,651)	(8,383)
Other	(1,494)	(1,371)
Total accumulated amortization	(10,145)	(9,754)
Net amortizable intangible assets	$2,001	$2,392
Estimated amortization expense of intangible assets for each of the next five years is $0.3 million in 2015, $0.3 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019 and $0.8 million in later years.

7. Other Liabilities

Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2014	2013

Employee compensation and benefits	$3,623	$3,794
Liability for pension and retirement benefits	3,360	7,518
Withdrawal liability from GCIU multi-employer plan	4,100	—
Other	6,106	6,827
Other liabilities (less current portion)	$17,189	$18,139

8. Noncontrolling Interest
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

9. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Other changes in certain working capital accounts, net
Accounts and notes receivable	$5,620	$976	$2,228
Inventory	358	(106)	347
Accounts payable	(1,265)	1,011	(773)
Customer deposits and unearned revenue	(684)	1,412	(1,548)
Accrued employee compensation and benefits	114	(1,883)	(609)
Other accrued liabilities	(705)	201	(403)
Other, net	322	(436)	703
Total	$3,760	$1,175	$(55)

10. Employee Benefit Plans
Scripps, our parent, sponsors various noncontributory defined benefit pension plans covering substantially all full-time Scripps employees that began employment prior to June 30, 2008. Benefits earned by employees are generally based upon employee compensation and years of service credits. Scripps also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). Effective June 30, 2009, Scripps froze the accrual of benefits under its defined benefit pension plans and its SERP that cover the majority of its employees.
Certain of the Company's employees participate in the Scripps defined benefit pension plan, SERP and defined contribution plan described herein.
The Company has accounted for its participation in the Scripps pension plan as a participant in a multi-employer plan. Expense has been determined on an individual participant basis and is included in the combined financial statements of the Company. As a participant in a multi-employer plan, no assets or liabilities are included in the Combined Balance Sheets of the Company other than contributions currently due and unpaid to the plan.

The Company also had four plans that were sponsored directly by the Company's Memphis and Knoxville newspapers. The liabilities related to these plans were included in the Combined Balance Sheets of the Company as of December 31, 2013. On September 30, 2014, the plan sponsored by the Knoxville newspaper with an unfunded liability of $3.0 million was merged into the Scripps sponsored plan. On December 31, 2014, the plans sponsored by the Memphis newspaper with an unfunded liability of $14.6 million were merged into the Scripps sponsored plan. After the merger (which is reflected as a transfer to the Parent), these plans are no longer recorded on the Company's balance sheet as of December 31, 2014.

The Company has accounted for its participation in the Scripps Supplemental Executive Retirement Plan ("SERP") as a separate stand alone plan. Under this method, the Company has accounted for the allocation of the benefit obligations specifically related to its employees and its estimated portion of the plan assets, if any. The total SERP pension expense was allocated to the Company based on the Company's share of the service cost and benefit obligations, in addition to its expected return on its portion of the SERP assets.
Scripps also sponsors a defined contribution plan covering substantially all non-union and certain union employees. Scripps matches a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, Scripps began contributing additional amounts (transition credits) to certain employees' defined contribution retirement accounts in 2011. These transition credits, which will be made through the close of the transactions, are determined based upon the employee’s age, compensation and years of service. The Company has allocated the expense for this plan on an individual participant basis and it is included in the combined financial statements of the Company.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by the Company and the union, or by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each fiscal year.
The components of employee benefit plan expense consists of the following:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Plans sponsored by the Company
Service cost	$85	$79	$104
Interest cost	1,956	1,915	2,102
Expected return on plan assets, net of expenses	(1,837)	(1,730)	(1,822)
Amortization of actuarial (gain)/loss	230	380	381
Curtailment/Settlement losses	—	—	665
Total for defined benefit plans sponsored by the Company	434	644	1,430
Multi-employer plans	246	269	281
Withdrawal from GCIU multi-employer plan	4,100	—	—
Allocated portion of Scripps sponsored defined benefit plans	2,011	2,904	2,848
Allocated portion of Scripps sponsored SERP	238	639	318
Allocated portion of Scripps sponsored defined contribution plans	4,410	4,536	4,824
Net periodic benefit cost	$11,439	$8,992	$9,701

For the plans sponsored by the Company, other changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Current year actuarial (gain)/loss	$13,443	$(3,773)	$2,861
Amortization of actuarial loss	(230)	(380)	(1,047)
Transfer to The E. W. Scripps Company	(23,757)	—	—
Total	$(10,544)	$(4,153)	$1,814

Assumptions used in determining the annual retirement plans expense were as follows:

	2014	2013	2012

Discount rate	5.08%	4.27%	5.27%
Long-term rate of return on plan assets	5.25%	4.65%	5.30%
Increase in compensation levels	N/A	N/A	N/A
The discount rate used to determine our future pension obligations is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans.
The expected long-term rate of return on plan assets is based upon the weighted-average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10- and 15-year periods.
Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information for the plans sponsored by the Company of employee benefit plan assets and obligations:

	For the years ended December 31,
(in thousands)	2014	2013

Accumulated benefit obligation	$—	$40,771
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$40,861	$45,475
Service cost	85	79
Interest cost	1,956	1,915
Benefits paid	(2,291)	(1,867)
Actuarial (gains)/losses	7,978	(4,741)
Transfer to The E. W. Scripps Company	(48,589)	—
Projected benefit obligation at end of year	—	40,861
Plan assets:
Fair value at beginning of year	36,810	37,845
Actual return on plan assets	(3,627)	763
Company contributions	75	69
Benefits paid	(2,291)	(1,867)
Transfer to The E. W. Scripps Company	(30,967)	—
Fair value at end of year	—	36,810
Funded status	$—	$4,051
Amounts recognized in Combined Balance Sheets:
Current liabilities	$—	$—
Noncurrent liabilities	—	4,051
Total	$—	$4,051
Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss	$—	$10,544

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

As of December 31,
(in thousands)	2013

Accumulated benefit obligation	$40,771
Projected benefit obligation	40,861
Fair value of plan assets	36,810
Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2013	2012

Weighted average discount rate	5.08%	4.27%
Increase in compensation levels	N/A	N/A
Plan Assets and Investment Strategy
Our long-term investment strategy for pension assets is to earn a rate of return over time that minimizes future contributions to the plan while reducing the volatility of pension assets relative to pension liabilities. The strategy reflects the fact that we have frozen the accrual of service credits under defined benefit pension plans covering the majority of employees. We evaluate our asset allocation target ranges for equity, fixed income and other investments annually. We monitor actual asset allocations monthly and adjust as necessary. We control risk through diversification among multiple asset classes, managers and styles. Risk is further monitored at the manager and asset class level by evaluating performance against appropriate benchmarks.
Information related to our pension plan asset allocations by asset category were as follows:

Percentage of plan assets as of December 31,
2013

US equity securities	13%
Non-US equity securities	17%
Fixed-income securities	69%
Other	1%
Total	100%
U.S. equity securities include common stocks of large, medium and small capitalization companies, which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside of the U.S. and American depository receipts. Fixed-income securities include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations. Other investments include real estate funds.
We had a target asset allocation to invest plan assets in securities that match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets were invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 30% of plan assets were invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets was based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10- and 15 year periods.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2013:

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$11,353	$—	$11,353	$—
Fixed income
Common/collective trust funds	25,356	—	25,356	—
Cash equivalents	101	101	—	—
Fair value of plan assets	$36,810	$101	$36,709	$—

Equity securities-common/collective trust funds and fixed income-common/collective trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Common/collective trust funds are typically valued at their net asset values that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.
Multi-employer plans
We participate in four multi-employer pension plans that cover certain employees that are members of unions or trade associations that have a collective bargaining agreement with us. We represent fewer than 5% of the total contributions made to the four plans and deem only two of the four plans we participate in to be significant. The following table summarizes the two plans we deem significant:

		Pension Protection Act Zone Status			Contributions of the Company
Pension Fund	EIN/Pension Plan Number	2014	2013	FIP/RP Status Pending/Implemented	2014	2013	2012	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement

CWA/ITU	13-6212879	Red	Red	Implemented	$126,453	$116,295	$126,205	NA	2015
GCIU	91-6024903	Red	Red	Implemented	$80,972	$99,594	$117,131	Yes	2016

The CWA/ITU Negotiated Pension Plan has a withdrawal liability of approximately $4.8 million. Contribution rates are scheduled to remain consistent with current rates for the foreseeable future. A rehabilitation plan was adopted in 2010 related to pension vesting and early retirement, however, mandatory increases in contributions or surcharges were not implemented.

The GCIU-Employer Retirement Fund has a withdrawal liability of approximately $6.5 million. A rehabilitation plan was adopted in 2009, which increased employer contributions beginning in 2013 and continued through 2014. In the second quarter of 2014, unions ratified our plan to withdraw from the GCIU Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted liability to be approximately $6.5 million and in 2014, we recorded $4.1 million for the present value of the withdrawal liability. Once we reach a final agreement with the GCIU, we will either pay the liability in a lump sump or make equal monthly installments over 20 years beginning in 2015.

11. Related Party Transactions with Scripps

We participate in a number of corporate-wide programs administrated by Scripps. These include participation in Scripps' centralized treasury function, insurance programs, employee benefit programs, workers' compensation programs and centralized service centers and other corporate functions.

Equity — Equity in the Combined Balance Sheets includes the accumulated balance of transactions between Scripps and the Company including Scripps' investment and Scripps' interest in our cumulative retained earnings and are presented within parent company investment and combined with accumulated other comprehensive loss to total Parent company equity. The amounts comprising the accumulated balance of transactions between us and Scripps include (i) the cumulative net assets attributed to us by Scripps, (ii) the cumulative net advances to Scripps representing our cumulative funds swept (net of funding provided by Scripps to us) as part of the centralized cash management program described further below, (iii) the cumulative charges (net of credits) allocated by Scripps to us for certain support services received by us and (iv) the transfer of defined benefit plans in 2014.

Centralized Cash Management — We also participate in Scripps’ controlled disbursement system. The bank sends Scripps daily notifications of checks presented for payment and Scripps transfers funds from other sources to cover the checks. Our cash balance held by Scripps is reduced as checks are issued. Accordingly, none of Scripps' cash and cash equivalents has been assigned to us in the combined financial statements. Further, outstanding checks issued by Scripps are not recorded as a liability once the check is signed, as the obligation becomes tied to the central cash management arrangement.

Corporate Allocation from Scripps — In 2014, 2013 and 2012 the combined financial statements include $50.7 million, $40.4 million and $35.0 million, respectively, in expense allocations from Scripps for certain corporate support services, which are recorded within selling, general and administrative expense in our Combined Statements of Operations. Management believes that the basis used for the allocations are reasonable and reflect the portion of such costs attributed to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company. The Company is unable to determine what such costs would have been had the Company been independent. Following the separation, the Company will perform these functions using its own resources or purchased services.

The corporate allocation includes costs related to support us received from Scripps for certain corporate activities including: (i) executive management, (ii) corporate development, (iii) corporate relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) centralized accounting, and (xi) other Scripps corporate and infrastructure costs. For these services, actual costs incurred by Scripps were allocated to us based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization are impracticable, Scripps used other methods and criteria that are believed to be reasonable estimates of costs attributable to the Company, such as revenues.

Insurance — General insurance costs relate to our participation in Scripps-sponsored risk management plans for (i) general liability, (ii) auto liability, and (iii) other insurance, such as property and media. Such costs were allocated, depending upon insurance type, based on actuarially determined historical loss experience, vehicle count, headcount or proportional insured values for real and personal property replacement costs and business interruption.

Medical and Workers’ Compensation Benefit Plans — The Company participates in Scripps-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to the Company amounted to $19 million, $18.2 million and $14.8 million in 2014, 2013 and 2012, respectively, and are allocated to cost of sales and selling, general and administrative expense in the Combined Statements of Operations. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflect the portion of such costs attributed to the Company, the amounts may not be representative of the costs necessary for the Company to operate as a stand-alone business.

Other — We routinely purchase newsprint and other items from Scripps. The prices charged are generally less than or equal to prices that we would have been able to negotiate directly with unrelated parties. The total newsprint purchased was $28.7 million, $31.6 million and $35.6 million in 2014, 2013 and 2012, respectively.

12. Commitments and Contingencies

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We do not believe that any such unresolved legal actions and claims will materially adversely affect our consolidated results of operations, financial condition or cash flows.

Members of the Board of Directors of Journal, and the parties to the master transaction agreement, including Journal and Scripps, were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in the lawsuit alleged that directors of Journal breached their fiduciary duties to Journal shareholders in connection with the transactions and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. The plaintiff alleged that the directors of Journal breached their fiduciary duties by, among other things, (i) agreeing to enter into the master transaction agreement for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision. The plaintiff also challenged the qualifications of Journal’s financial advisor and asserted that it has a conflict because the founder and managing partner, who is the lead investment banker for Journal in the transactions, was employed by Lazard Fréres & Co. LLC (“Lazard”) prior to 2010 as a managing director, where he had responsibility for Lazard’s relationship with Scripps. On August 29, 2014, the defendants filed Motions to Dismiss asking the Circuit Court to dismiss the lawsuit. On November 12, 2014, the Circuit Court entered an Order granting the defendants’ Motions to Dismiss and dismissing the lawsuit.

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al. (Case No. 2:15-cv-00012-JPS)), naming Journal, the Board of Directors of Journal, Scripps, and the other parties to the master transaction agreement, including us, as defendants. The plaintiff asserts disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. The complaint seeks, among other remedies, injunctive relief enjoining the transactions and damages. On February 6, 2015, the plaintiff filed a motion to permit expedited discovery and to set a briefing scheduling on a future motion for preliminary injunction. On February 11, 2015, the defendants filed Motions to Dismiss asking the Court to dismiss the lawsuit, and on February 12, 2015, the defendants filed oppositions to the plaintiff’s expedited discovery motion. Both the plaintiff’s expedited discovery motion and the defendants’ Motions to Dismiss are currently pending. The outcome of this lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of Journal and Scripps. A preliminary injunction could delay or jeopardize the completion of the transactions, and an adverse judgment grating permanent injunctive relief could indefinitely enjoin completion of the transactions. Journal, Scripps, and the other defendants named in the lawsuit, including us, believe the claims asserted are without merit and intend to continue to vigorously defend against them.

Minimum payments on noncancelable leases at December 31, 2014 were: $0.7 million in 2015, $0.6 million in 2016, $0.4 million in 2017, $0.4 million in 2018 and $0.3 million in 2019. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $1.9 million in 2014, $1.9 million in 2013 and $2.1 million in 2012.

13. Share-Based Compensation Plans
Incentive Plans — The employees of the Company participate in the Scripps 2010 Long-Term Incentive Plan (the “Plan”) which terminates on February 15, 2020. The Plan permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. Scripps has not issued any new stock options since 2008.
All of the information that follows represents the activity for our participation in the Scripps Plan.
The following table summarizes information about stock option transactions for the Company's employees participation in the Scripps Plan:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2011	2,592,325	$9.76	$8-11
Exercised in 2012	(537,576)	9.06	8-10
Forfeited in 2012	(24,307)	9.60	8-11
Outstanding at December 31, 2012	2,030,442	9.95	9-11
Exercised in 2013	(1,582,721)	10.01	9-11
Forfeited in 2013	(8,289)	9.41	9-11
Outstanding at December 31, 2013	439,432	9.79	9-11
Exercised in 2014	(341,472)	9.79	9-11
Forfeited in 2014	(328)	9.78	10
Outstanding at December 31, 2014	97,632	9.39	9-10

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash received upon exercise	$3,183	$15,812	$4,846
Intrinsic value (market value on date of exercise less exercise price)	3,401	5,788	601

Restricted Stock and Restricted Stock Units — Awards of Class A Common shares (restricted stock) and restricted stock units generally require no payment by the employee. RSUs are converted into an equal number of Class A Common shares when vested. These awards generally vest over a three or four year period, conditioned upon the individual’s continued employment through that period. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards may be forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the awards are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on awards granted to employees and non-employee directors.

Long-term incentive compensation includes performance share awards. Performance share awards represent the right to receive an award of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less than the target number of shares depending on the extent to which the specified performance measures are met.

Information and activity for transactions for the Company's employees participation in the Scripps Plan for restricted stock and RSUs is presented below:

		Grant Date Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2011	998,422	$3.53	$1-11
Awarded in 2012	216,118	9.77	8-11
Vested in 2012	(694,121)	2.68	9-11
Forfeited in 2012	(7,308)	8.19	1-10
Unvested at December 31, 2012	513,111	6.75	1-11
Awarded in 2013	179,893	11.71	11-20
Vested in 2013	(293,273)	5.01	1-12
Forfeited in 2013	(24,913)	10.35	9-12
Unvested at December 31, 2013	374,818	10.59	7-20
Awarded in 2014	123,328	16.52	16-22
Vested in 2014	(168,243)	10.40	7-20
Forfeited in 2014	(53,023)	11.75	9-18
Unvested at December 31, 2014	276,880	13.24	7-22
The fair value of the shares and RSU's that vested was $2.9 million, $3.5 million and $6.6 million in 2014, 2013 and 2012, respectively.
As of December 31, 2014, $1.4 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.5 years.

14. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2012	$(16,846)	$(88)	$(16,934)
Amounts reclassified from accumulated other comprehensive loss
Actuarial gain (a), net of tax of $2,303	3,589	150	3,739
Net current-period other comprehensive income (loss)	3,589	150	3,739
Ending balance, December 31, 2013	(13,257)	62	(13,195)
Amounts reclassified from accumulated other comprehensive loss
Actuarial loss (a), net of tax of $0	(13,474)	(240)	(13,714)
Net current-period other comprehensive income (loss)	(26,731)	(178)	(26,909)
Transfer of Knoxville and Memphis pension plans, net of tax of $(370)	24,127	—	24,127
Ending balance, December 31, 2014	$(2,604)	$(178)	$(2,782)
(a) Included in defined benefit pension plan expense in the Combined Statements of Operations

15. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2014	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$98,459	$92,228	$84,543	$95,102	$370,332
Costs and expenses	(97,815)	(98,185)	(88,495)	(93,035)	(377,530)
Depreciation and amortization of intangibles	(4,242)	(4,157)	(4,489)	(4,002)	(16,890)
Miscellaneous, net	(335)	(332)	(415)	(387)	(1,469)
Provision for income taxes	(100)	(10)	(103)	(200)	(413)
Net loss	(4,033)	(10,456)	(8,959)	(2,522)	(25,970)
Net loss attributable to noncontrolling interests	—	—	—	(204)	(204)
Net loss attributable to the Parent	$(4,033)	$(10,456)	$(8,959)	$(2,318)	$(25,766)

2013	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$99,408	$93,226	$88,344	$103,221	$384,199
Costs and expenses	(99,715)	(94,625)	(92,899)	(98,326)	(385,565)
Depreciation and amortization of intangibles	(4,355)	(4,247)	(4,291)	(4,347)	(17,240)
Miscellaneous, net	(84)	(143)	(155)	89	(293)
(Provision) benefit for income taxes	(40)	(42)	39	2,113	2,070
Net (loss) income	(4,786)	(5,831)	(8,962)	2,750	(16,829)
Net loss attributable to noncontrolling interests	—	—	—	(126)	(126)
Net (loss) income attributable to the Parent	$(4,786)	$(5,831)	$(8,962)	$2,876	$(16,703)

Journal Media Group, Inc.
Exhibit Index

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2
Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.) +
		S-4	333-200388	2.1 (Annex A)	11/20/2014
3.1	Amended and Restated Articles of Incorporation of Journal Media Group, Inc. effective December 5, 2014	S-4	333-201540	3.1	1/16/2015
3.2	Bylaws of Journal Media Group, Inc. effective December 5, 2014	S-4	333-201540	3.2	1/16/2015
10.1	Employment Agreement, dated as of January 5, 2015, by and between Journal Media Group, Inc. and Timothy E. Stautberg *	S-4	333-201540	10.1	1/16/2015
10.2	Employee Matters Agreement, dated as of July 30, 2014 by and among The E. W. Scripps Company, Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Journal Communications, Inc., Boat Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	8-K	1-31805 (JRN)	10.1	7/30/2014
10.3	Scripps Tax Matters Agreement, dated July 30, 2014, by and among The E. W. Scripps Company, Desk Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	8-K	1-31805 (JRN)	10.2	7/30/2014
10.4	Journal Tax Matters Agreement, dated July 30, 2014, by and among Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	8-K	1-31805 (JRN)	10.3	7/30/2014
10.5	Form of Transition Services Agreement by and between The E. W. Scripps Company and Journal Media Group (f/k/a Boat NP Newco, Inc.)	S-4	333-201540	10.5	1/16/2015
10.6	Change in Control Agreement, dated May 8, 2014, by and between Journal Communications, Inc. and Jason R. Graham	10-Q	1-31805 (JRN)	10.1	6/29/2014
10.7	Change in Control Agreement as amended and restated effective as of October 11, 2010, by and between Journal Communications, Inc. and Elizabeth F. Brenner	10-Q	1-31805 (JRN)	10.24	9/26/2010
10.8	Journal Communications, Inc. 2007 Omnibus Incentive Plan, as amended and restated effective February 7, 2011	10-K	1-31805 (JRN)	10.24	12/26/2010
10.9	Offer Letter Agreement, dated January 12, 2015, by and between Journal Media Group, Inc. and Jason R. Graham *	S-4	333-201540	10.9	2/4/2015
10.10	Form of Offer Letter from Journal Media Group, Inc. to Elizabeth F. Brenner *	S-4	333-201540	10.10	2/4/2015
21	Subsidiaries of the Company
31.1	Section 302 Certifications
31.2	Section 302 Certifications
32	Section 906 Certification
99.1	Consents of Stanek, Newcomb and Aitken to become directors of Journal Media Group, Inc. upon consummation of the transactions	S-4	333-201540	99.1	1/16/2015
99.2	Consent of Ross to become a director of Journal Media Group, Inc. upon consummation of the transactions	8-K	001-36879	99	3/13/2015

+
The schedules, exhibits and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of all such schedules and exhibits to the SEC upon request.

*	Denotes a management contract or compensatory plan or arrangement.

E-1