Form 10-Q
period 2015-03-31
Journal Media Group, Inc.
filed 2015-05-15
CIK 1622893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015     OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36879
JOURNAL MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	47-1939596 (IRS Employer Identification Number)

333 West State Street Milwaukee, Wisconsin (Address of principal executive offices)	53203 (Zip Code)
Registrant’s telephone number, including area code: (414) 224-2000
Not applicable (Former name, former address and former fiscal year, if changed since last report.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 8, 2015, there were 24,377,643 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

Index to Journal Media Group, Inc. Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2015

Journal Media Group was incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers (as defined below) on April 1, 2015, The E.W. Scripps Company ("Scripps") and Journal Communications, Inc. ("Journal") each owned 50% of our common stock. We were formed in anticipation of the newspaper mergers and, as of April 1, 2015, we became a holding company owning various subsidiaries that own and operate the former newspaper publishing businesses of Scripps and Journal. In this Quarterly Report on Form 10-Q, we refer to the newspapers published by subsidiaries of Scripps as the “Scripps Newspapers” and to the newspapers published by subsidiaries of Journal as the “Journal Newspapers" or "JRN Newspapers.”

Since our inception, and until April 1, 2015, our activities were limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014 and the first quarter of 2015, we conducted no business operations or owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers on April 1, 2015 arose from the issuance of two shares of our common stock, one to Scripps and one to Journal, upon our inception. We did not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers on April 1, 2015. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Quarterly Report on Form 10-Q are those of our predecessor, Scripps Newspapers.

On July 30, 2014, we entered into a master transaction agreement with Scripps, Journal, Scripps Media, Inc., Desk Spinco, Inc. ("Scripps Spinco"), Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk BC Merger, LLC, Boat Spinco, Inc., ("Journal Spinco"), Desk NP Merger Co., and Boat NP Merger Co.

Pursuant to the master transaction agreement, Scripps and Journal, through a series of transactions, (i) separated Journal’s newspaper business pursuant to a spin-off of Journal Spinco to the shareholders of Journal (the "Journal newspaper spin-off"), (ii) separated Scripps’ newspaper business pursuant to a spin-off of Scripps Spinco to the shareholders of Scripps ( the "Scripps newspaper spin-off" and together with the Journal newspaper spin-off, the "spin-offs"), (iii) combined these two spun-off newspaper businesses through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group (the "newspaper mergers"), and (iv) then merged Journal with and into a wholly owned subsidiary of Scripps (we sometimes refer to the spin-offs, mergers and other transactions contemplated by the master transaction agreement, taken as a whole, as the "transactions"). Upon consummation on April 1, 2015, the transactions resulted in two separate public companies: one, Journal Media Group, continuing the combined newspaper businesses of Journal and Scripps; and the other, Scripps, continuing the combined broadcast businesses of Journal and Scripps. In connection with the transactions, each share of Journal class A common stock and Journal class B common stock outstanding on the share exchange record date received 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share outstanding received 0.2500 shares of Journal Media Group common stock. Immediately following completion of the transactions on April 1, 2015, holders of Journal’s common stock owned approximately 41% of the common shares of Journal Media Group and approximately 31% of the common shares of Scripps, in the form of Scripps class A common shares, with the remaining common shares of each entity owned by the Scripps shareholders. Pursuant to the master transaction agreement, prior to the completion of the transactions, Journal contributed to Journal Spinco $10.0 million in cash and Scripps distributed a special cash dividend in the aggregate amount of $60.0 million to the holders of its common shares (and certain common share equivalents in the form of restricted stock units held by Scripps employees). Scripps class A shares issued in the broadcast merger to Journal shareholders did not participate in the Scripps special cash dividend.

At the effective time of the newspaper mergers on April 1, 2015, the shares of our common stock owned by Scripps and Journal were returned to us, and the outstanding shares of Scripps Spinco and Journal Spinco common stock were converted into shares of our common stock. Following the conversion on April 1, 2015, we became a stand-alone, publicly traded company, owned initially by Scripps and Journal shareholders, and neither Scripps nor Journal have any ownership interest in us.

PART I

As used in this Quarterly Report on Form 10-Q, the terms “Journal Media Group,” “we,” “our” or “us” may, depending on the context, refer to Journal Media Group, Inc., to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

Item 1. Financial Statements

The information required by this item is filed as part of this Form 10-Q. See Index to Condensed Combined Financial Information at page F-1 of this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is filed as part of this Form 10-Q. See Index to Condensed Combined Financial Information at page F-1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is filed as part of this Form 10-Q. See Index to Condensed Combined Financial Information at page F-1 of this Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We do not believe that any such unresolved legal actions and claims will materially adversely affect our combined results of operations, financial condition or cash flows.

Members of the Board of Directors of Journal Communications, Inc. ("Journal"), and the parties to the master transaction agreement, including Journal and The E.W. Scripps Company ("Scripps"), were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in the lawsuit alleged that the directors of Journal breached their fiduciary duties to Journal shareholders in connection with the proposed transactions between Scripps and Journal and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. The plaintiff alleged that the directors of Journal breached their fiduciary duties by, among other things, (i) agreeing to enter into the proposed transactions for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision. On November 12, 2014, the Circuit Court entered an order dismissing this lawsuit.
On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.), naming Scripps, Journal, the Board of Directors of Journal, us and certain subsidiaries of Scripps and Journal as defendants. The plaintiff asserted disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. Prior to the shareholder meetings at which the Scripps/Journal transactions were approved, plaintiff filed a motion for expedited discovery, and the defendants filed motions to dismiss the lawsuit. On May 8, 2015, the District Court entered an order dismissing this lawsuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2015.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2015.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

None.

Item 6. Exhibits
The information required by this item is filed as part of this Form 10-Q. See Exhibit Index at page E-1 of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL MEDIA GROUP, INC.

Dated: May 15, 2015	By:	/s/ Timothy E. Stautberg
Timothy E. Stautberg
President and Chief Executive Officer

JOURNAL MEDIA GROUP, INC.

Dated: May 15, 2015	By:	/s/ Jason R. Graham
Jason R. Graham
Senior Vice President, Chief Financial Officer and Treasurer

Scripps Newspapers

Scripps Newspapers
Condensed Combined Balance Sheets (Unaudited)

(in thousands)	As of March 31, 2015	As of December 31, 2014

Assets
Current assets:
Accounts and notes receivable (less allowances $833 and $746)	$34,145	$36,958
Inventory, net	5,831	6,184
Prepaid expenses and other current assets	3,988	1,937
Total current assets	43,964	45,079
Property, plant and equipment, net	183,033	185,548
Other intangible assets, net	1,914	2,001
Other assets	2,034	2,018
Total Assets	$230,945	$234,646
Liabilities and Equity
Current liabilities:
Accounts payable	$6,450	$7,085
Customer deposits and unearned revenue	20,519	21,136
Accrued employee compensation and benefits	12,478	12,404
Other current liabilities	7,456	7,585
Total current liabilities	46,903	48,210
Other liabilities (less current portion)	17,253	17,189
Parent Company Equity:
Parent company's investment, net	167,117	169,575
Accumulated other comprehensive loss (pension liability adjustments), net of income taxes	(2,782)	(2,782)
Total parent company equity	164,335	166,793
Noncontrolling interest	2,454	2,454
Total equity	166,789	169,247
Total Liabilities and Equity	$230,945	$234,646
See notes to condensed combined financial statements.

Scripps Newspapers
Condensed Combined Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014

Operating Revenues:
Advertising and marketing services	$55,106	$59,885
Subscriptions	31,276	32,298
Other	5,096	6,276
Total operating revenues	91,478	98,459
Operating expenses
Costs of sales (exclusive of items shown below)	49,098	52,418
Selling, general and administrative	40,929	44,724
Defined benefit pension plan expense	1,298	673
Depreciation and amortization	3,871	4,242
Total operating expenses	95,196	102,057
Operating loss	(3,718)	(3,598)
Miscellaneous, net	276	(335)
Loss from operations before income taxes	(3,442)	(3,933)
Provision for income taxes	100	6
Net loss	(3,542)	(3,939)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to the Parent	$(3,542)	$(3,939)
See notes to condensed combined financial statements.

Scripps Newspapers
Condensed Combined Statements of Comprehensive Loss (Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014

Net loss	$(3,542)	$(3,939)
Changes in defined benefit pension plans, net of tax of $0 and $94	—	154
Total comprehensive loss	(3,542)	(3,785)
Less comprehensive loss attributable to noncontrolling interest	—	—
Total comprehensive loss attributable to the Parent	$(3,542)	$(3,785)
See notes to condensed combined financial statements.

Scripps Newspapers
Condensed Combined Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014

Cash Flows from Operating Activities:
Net loss	$(3,542)	$(3,939)
Adjustments to net loss to net cash flows from operating activities:
Depreciation and amortization	3,871	4,242
Changes in certain working capital accounts, net	417	1,442
Other, net	(269)	64
Net cash provided by operating activities	477	1,809
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,034)	(219)
Other, net	(527)	5
Net cash used in investing activities	(1,561)	(214)
Cash Flows from Financing Activities:
Transfers to/from parent, net	1,084	(1,595)
Net cash provided by (used in) financing activities	1,084	(1,595)
(Decrease) increase in cash and cash equivalents	—	—
Cash and cash equivalents:
Beginning of year	—	—
End of year	$—	$—
See notes to condensed combined financial statements.

Scripps Newspapers
Condensed Combined Statements of Changes in Parent Company Equity (Unaudited)

(in thousands)	Parent Company Equity	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2013	$198,381	$(13,195)	$2,658	$187,844
Net loss	(3,939)	—	—	(3,939)
Changes in defined benefit pension plans	—	154	—	154
Transfers to/from parent, net	(1,595)	—	—	(1,595)
As of March 31, 2014	$192,847	$(13,041)	$2,658	$182,464

As of December 31, 2014	$169,575	$(2,782)	$2,454	$169,247
Net loss	(3,542)	—	—	(3,542)
Transfers to/from parent, net	1,084	—	—	1,084
As of March 31, 2015	$167,117	$(2,782)	$2,454	$166,789
See notes to condensed combined financial statements.

Scripps Newspapers
Notes to Condensed Combined Financial Statements (Unaudited)

1. Basis of Presentation

The Separation — On April 1, 2015, the transactions contemplated by the Master Transaction Agreement, dated July 30, 2014, by and among The E.W. Scripps Company ("Scripps") and Journal Communications, Inc. ("Journal") were completed. On April 1, Scripps and Journal (1) separated their newspaper businesses and then combined them through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group, Inc. and (2) merged their broadcast businesses. Journal Media Group combines the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel and Journal Community Publishing Group, Inc. which publishes several community publications principally in southeastern Wisconsin.

Basis of Presentation — The accompanying condensed combined financial statements include the accounts of Scripps Newspapers ("the Company"), a business representing the principal publishing operations of Scripps, as described below.

The Company's operations consists of daily and community newspapers in 13 markets across the United States. The newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. Employee related costs, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The newspapers operate in small and mid-size markets, focusing on news coverage within their local markets. The daily newspapers published by the Company are the Abilene (TX) Reporter-News, the Anderson (SC) Independent-Mail, the Corpus Christi (TX) Caller-Times, the Evansville (IN) Courier & Press, the Henderson (KY) Gleaner, the Kitsap (WA) Sun, the Knoxville (TN) News Sentinel, the Memphis (TN) Commercial Appeal, the Naples (FL) Daily News, the Redding (CA) Record-Searchlight, the San Angelo (TX) Standard-Times, the Treasure Coast (FL) News/Press/Tribune, the Ventura County (CA) Star and the Wichita Falls (TX) Times Record News. The business also includes a 40% ownership in the Albuquerque Publishing Company, which publishes the Albuquerque Journal (NM).

Historically, separate financial statements have not been prepared for the Company. These condensed combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of the Company for the periods presented, as the Company was historically managed within Scripps (the "Parent"). The condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Scripps. The condensed combined financial statements are prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable (see Note 12). However, such expenses may not be indicative of the actual level of expense that would have been incurred had the Company operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect the Company's combined financial position, results of operations and cash flows had the Company operated as a stand-alone entity during the periods presented.
The condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited combined financial statements, including the notes thereto included in our audited financial statements for the years ended December 31, 2014, 2013 and 2012. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

2. Summary of Significant Accounting Policies

As used in the Notes to Condensed Combined Financial Statements, the terms “Company,” “we,” “our,” or “us” may, depending on the context, refer to the carve-out newspaper business of Scripps.

Nature of Operations and Segment Information — We are a diverse media enterprise with a portfolio of print and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. We report only one segment. The Company has aggregated its operating segments into one reportable segment since all of its newspapers sell similar products created with the same production process and which have similar economic characteristics.

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

Our condensed combined financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the periods over which long-lived assets are depreciated or amortized; the evaluation of recoverability of long-lived assets; valuation allowances against deferred income tax assets; corporate allocations; and self-insured risks.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.

Investments and Minority Interest — Investments in 20%-to-50%-owned companies where we exert significant influence and all 50%-or-less-owned partnerships and limited liability companies are accounted for using the equity method. We do not hold any interests in variable interest entities. All intercompany transactions have been eliminated.

Income (loss) attributable to noncontrolling interests in subsidiary companies is included in net income (loss) attributable to noncontrolling interest in the Condensed Combined Statements of Operations.

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

Self-Insured Risks — Scripps is self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. As a portion of the liabilities and expense related to these self-insurance plans relate to the Company's employees and business, both the liability and expense have been included within these financial statements. Estimated liabilities for unpaid claims totaled $9.1 million and $8.7 million at March 31, 2015 and December 31, 2014, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

Income Taxes — Historically, the Company was included in the federal and state tax filings with other Scripps entities. The income tax provisions in these financial statements have been prepared on a separate return basis as if the Company was a stand-alone entity. For jurisdictions where the Company filed returns as part of Scripps, the stand-alone provision will present taxes payable as a component of equity since the Company will never actually be liable for the payable. The Company will record a payable balance, if necessary, for state and local jurisdictions where the Company has a legal obligation to file and pay income tax.

Parent Company's Investment, Net — Parent Company's Investment on the condensed combined balance sheet represents Scripps historical investment of capital into the Company, the Company's accumulated earnings after taxes, and the net effect of transactions with Parent and allocations of corporate expenses from Scripps.

Stock-Based Compensation — Certain employees of the Company have received awards of incentive and nonqualified stock options, restricted stock units (RSUs) and restricted Class A Common shares under The E.W. Scripps Long‑Term Incentive Plan (the “Plan”).

Stock-based compensation expense attributable to employees of the Company has been allocated on an individual basis. The total allocation was $0.2 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

Pension — Retirement benefits are provided to eligible employees of the Company, primarily through defined benefit plans sponsored by Scripps.

The Company has accounted for its participation in the Scripps Pension Plan as a participant in a multi-employer plan. Expense has been determined on a participant basis and included in the condensed combined financial statements of the Company. As a participant in a multi-employer plan, no assets or liabilities are included in the Condensed Combined Balance Sheets of the Company other than contributions currently due and unpaid to the plan.

The Company also had four plans that were historically sponsored directly by the Company's Memphis and Knoxville newspapers. On September 30, 2014, the plan sponsored by the Knoxville newspaper was merged into the Scripps sponsored plan. On December 31, 2014, the plans sponsored by the Memphis newspaper were merged into the Scripps sponsored plan. As of March 31, 2015, there are no remaining pension liabilities on the Condensed Combined Balance Sheet of Scripps Newspapers.

The Company has accounted for its participation in the Scripps Supplemental Executive Retirement Plan ("SERP") as a separate stand-alone plan. Under this method, the Company has accounted for the allocation of the benefit obligations specifically related to its employees and its estimated portion of the plan assets, if any. The total SERP pension expense was allocated to the Company based on the Company's share of the service cost and benefit obligations, in addition to its expected return on its portion of the SERP assets.

Other Postretirement Benefits — Certain health care and life insurance benefits for retired employees of the Company are provided through postretirement plans ("OPEB") sponsored by Scripps. The expected cost of providing these benefits is accrued over the years that the employees render services. It is Scripps' policy to fund postretirement benefits as claims are incurred.

A portion of the Scripps OPEB liability and corresponding expense has been allocated specifically to the Company and included in these condensed combined financial statements. The amounts included in these condensed combined financial statements were actuarially determined based on amounts allocable to eligible employees of the Company.

3. Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on reporting and disclosure requirements as they relate to discontinued operations. With the new guidance, a disposal of a component or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The amendments in this update are effective for all disposals, or classifications as held for sale, of components of an entity that occur within annual reporting periods beginning on or after December 15, 2014 and interim periods within those years. We adopted this guidance in the first quarter of 2015. The guidance did not have a material impact on our combined financial statements.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for the Company beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our combined financial statements and have not yet determined a transition method.

4. Income Taxes

The Company is included in Scripps' consolidated federal tax return and unitary returns in certain states. The Company also files separate state returns for its Memphis and Evansville newspapers. The Company accounts for income taxes under the separate return method. Under this approach, the Company determines its tax liability, deferred tax assets and liabilities as if it were filing a separate tax return. Current tax is considered paid as incurred and settled through parent company equity.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable loss over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefit of most of its net deferred tax assets. As of March 31, 2015 and December 31, 2014, in jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance.

Table of Contents

In accordance with the intraperiod tax allocation rules, we allocated $0.1 million of tax expense in 2014 to other comprehensive income and treated the corresponding offset as an allocation to tax benefit from operations.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014

Land and improvements	$44,447	$44,463
Buildings and improvements	132,912	133,019
Equipment	246,392	246,527
Computer software	14,188	18,142
Total	437,939	442,151
Accumulated depreciation	254,906	256,603
Net property, plant and equipment	$183,033	$185,548

6. Other Intangible Assets

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014

Amortizable intangible assets:
Carrying amount:
Customer lists and advertiser relationships	$10,404	$10,404
Other	1,742	1,742
Total carrying amount	12,146	12,146
Accumulated amortization:
Customer lists and advertiser relationships	(8,708)	(8,651)
Other	(1,524)	(1,494)
Total accumulated amortization	(10,232)	(10,145)
Net amortizable intangible assets	$1,914	$2,001

Estimated amortization expense of intangible assets for each of the next five years is $0.3 million in the remainder of 2015, $0.3 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.1 million in 2019, $0.1 million in 2020 and $0.7 million in later years.

7. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014

Employee compensation and benefits	$3,286	$3,623
Liability for pension and retirement benefits	3,216	3,360
Withdrawal liability from GCIU multi-employer plan	4,100	4,100
Other	6,651	6,106
Other liabilities (less current portion)	$17,253	$17,189

8. Noncontrolling Interest

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

9. Long-Term Debt

On April 1, 2015, we entered into a five-year credit agreement, maturing on April 1, 2020, to fund working capital needs. The credit facility includes revolving credit loans, swing line loans, and letters of credit obligations. The total aggregate amount outstanding of the revolving loans, swing line loans and the letters of credit obligations cannot exceed $50 million. Upon closing of the agreement, there were no borrowings outstanding.

Amounts under the revolving loan may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility. Voluntary prepayments and commitment reductions are permitted at any time, without fee, upon proper notice and subject to a minimum dollar requirement. The outstanding principal and interest amount of all revolving loans is due on April 1, 2020. Swing line loan amounts may be requested by us and will be repaid at the earliest of the demand made by the lender or on the maturity date of the credit agreement. The outstanding loan amount cannot exceed the lesser of $10 million or the aggregate revolving committed amount. Subject to certain terms and conditions, we may borrow, prepay and reborrow swing line loans without premium or penalty, provided, however, that the lender may terminate or suspend this swing line subfacility at any time in its sole discretion upon notice to us. We may request letters of credit which cannot exceed $5 million. Letter of credit obligations are due on the earlier to occur of: (a) the fifth business day prior to the credit agreement maturity date or (b) one year from the date of issuance. At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $25 million. The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Borrowings under the revolving loan facility and the letter of credit facility incur interest at a market based rate (LIBOR) plus a margin determined by the net debt ratio. As of April 1, 2015, the margin above LIBOR was 125.0 basis points. Each swing line loan bears interest at a fluctuating rate per annum equal to a market based rate plus a margin agreed upon by us and the lender.

Our obligations under the credit agreement are currently guaranteed by certain of our subsidiaries. Subject to certain exceptions, the credit agreement is secured by liens on certain of our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and limits on the payment of dividends. The credit facilities contain the following financial covenants which remain constant over the term of the agreement:

•
A consolidated total debt ratio of not greater than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, as of the last day of any fiscal quarter, our consolidated total debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.

•
A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarter period then ended. This ratio compares, for any period, our consolidated EBIT, defined in the credit agreement as earnings before interest, taxes, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments, on such date, to consolidated interest expense.

10. Supplemental Cash Flow Information

The following table presents additional information about the change in certain working capital accounts:

	Three months ended March 31,
(in thousands)	2015	2014

Other changes in certain working capital accounts, net
Accounts and notes receivable	$2,813	$4,484
Inventory	353	362
Accounts payable	(635)	(998)
Customer deposits and unearned revenue	(617)	(691)
Accrued employee compensation and benefits	74	632
Other accrued liabilities	534	(764)
Other, net	(2,105)	(1,583)
Total	$417	$1,442

11. Employee Benefit Plans

Certain of the Company's employees participate in the Scripps defined benefit pension plans, its SERP and its defined contribution plan. Scripps sponsors various noncontributory defined benefit pension plans covering substantially all full-time Scripps employees that began employment prior to June 30, 2008. Benefits earned by employees are generally based upon employee compensation and years of service credits. Scripps also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). Effective June 30, 2009, Scripps froze the accrual of benefits under its defined benefit pension plans and its SERP that cover the majority of its employees.

The Company has accounted for its participation in the Scripps Pension Plan as a participant in a multi-employer plan. Expense has been determined on a participant basis and included in the condensed combined financial statements of the Company. As a participant in a multi-employer plan, no assets or liabilities are included in the Condensed Combined Balance Sheets of the Company other than contributions currently due and unpaid to the plan.

The Company also had four plans that were historically sponsored directly by the Company's Memphis and Knoxville newspapers. On September 30, 2014, the plan sponsored by the Knoxville newspaper was merged into the Scripps sponsored plan. On December 31, 2014, the plans sponsored by the Memphis newspaper were merged into the Scripps sponsored plan. Since the Memphis and Knoxville plans are no longer directly sponsored by the Company, no liabilities of the four plans are recorded on the Company's balance sheet at December 31, 2014 or March 31, 2015.

The Company has accounted for its participation in the Scripps SERP as a separate stand-alone plan. Under this method, the Company has accounted for the allocation of the benefit obligations specifically related to its employees and its estimated portion of the plan assets, if any. The total SERP pension expense was allocated to the Company based on the Company's share of the service cost and benefit obligations, in addition to the expected return on its portion of the SERP assets.

Scripps also sponsors a defined contribution plan covering substantially all non-union and certain union employees. Scripps matches a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, Scripps began contributing additional amounts to certain employees' defined contribution retirement accounts in 2011. These transition credits are determined based upon the employee’s age, compensation and years of service. The Company has allocated the expense for this plan on an individual participant basis and it is included in the condensed combined financial statements of the Company.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by the Company and the union, or by union-sponsored multi-employer plans.

The components of the expense consists of the following:

	Three months ended March 31,
(in thousands)	2015	2014

Plans sponsored by the Company
Service cost	$—	$21
Interest cost	—	507
Expected return on plan assets, net of expenses	—	(475)
Amortization of actuarial loss	—	60
Total for defined benefit plans sponsored by the Company	—	113
Multi-employer plans	24	81
Allocated portion of Scripps sponsored defined benefit plans	1,222	503
Allocated portion of Scripps SERP	76	57
Allocated portion of Scripps defined contribution plans	996	1,071
Net periodic benefit cost	$2,318	$1,825

Multi-employer plans

We participate in four multi-employer pension plans in addition to the Scripps plan, that cover certain employees that are members of unions or trade associations that have a collective bargaining agreement with us. In the second quarter of 2014, unions ratified our plan to withdraw from the Graphics Communication International Union (GCIU) Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted liability to be approximately $6.5 million and in the second quarter of 2014 recorded a liability of $4.1 million for the present value withdrawal liability. Once we reach a final agreement with the GCIU, we will either pay the liability in a lump sum or make equal monthly installments over 20 years. Pursuant to the transaction agreement, the withdrawal liability will be paid by the Parent, Scripps.

12. Related Party Transactions with Scripps

We participate in a number of corporate-wide programs administrated by Scripps. These include participation in Scripps' centralized treasury function, insurance programs, employee benefit programs, workers' compensation programs and centralized service centers and other corporate functions.

Equity — Equity in the Condensed Combined Balance Sheets includes the accumulated balance of transactions between Scripps and the Company including Scripps' investment and Scripps' interest in our cumulative retained earnings and are presented within parent company investment and combined with accumulated other comprehensive loss to total Parent company equity. The amounts comprising the accumulated balance of transactions between us and Scripps include (i) the cumulative net assets attributed to us by Scripps, (ii) the cumulative net advances to Scripps representing our cumulative funds swept (net of funding provided by Scripps to us) as part of the centralized cash management program described further below, (iii) the cumulative charges (net of credits) allocated by Scripps to us for certain support services received by us and (iv) the transfer of defined benefit plans in 2014.

Centralized Cash Management — We also participate in Scripps’ controlled disbursement system. The bank sends Scripps daily notifications of checks presented for payment and Scripps transfers funds from other sources to cover the checks. Our cash balance held by Scripps is reduced as checks are issued. Accordingly, none of Scripps' cash and cash equivalents has been assigned to us in the condensed combined financial statements. Further, outstanding checks issued by Scripps are not recorded as a liability once the check is signed, as the obligation becomes tied to the central cash management arrangement.

Corporate Allocation from Scripps — In the three months ended March 31, 2015 and 2014, the condensed combined financial statements include $11.7 million and $14.4 million, respectively, in expense allocations from Scripps for certain corporate support services, which are recorded within selling, general and administrative expense in our Condensed Combined Statements of Operations. Management believes that the basis used for the allocations are reasonable and reflect the portion of such costs attributed to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company. The Company is unable to determine what such costs would have been had the Company been independent. Following the separation, the Company will perform these functions using its own resources or purchased services.

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

Medical and Workers’ Compensation Benefit Plans — The Company participates in Scripps-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to the Company amounted to $4.7 million and $4.8 million in the three months ended March 31, 2015 and 2014, respectively, and are allocated to cost of sales and selling, general and administrative expense in the Condensed Combined Statements of Operations. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflect the portion of such costs attributed to the Company, the amounts may not be representative of the costs necessary for the Company to operate as a stand-alone business.

Other — We routinely purchase newsprint and other items from Scripps. The prices charged are generally less than or equal to prices that we would have been able to negotiate directly with unrelated parties. The total newsprint purchased was $6.5 million and $7.5 million for the three months ended March 31, 2015 and 2014, respectively.

13. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three months ended March 31, 2015
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2014	$(2,604)	$(178)	$(2,782)
Amounts reclassified from accumulated other comprehensive loss
Actuarial (gain) loss (a), net of tax of $0	—	—	—
Net current-period other comprehensive income (loss)	—	—	—
Ending balance, March 31, 2015	$(2,604)	$(178)	$(2,782)

	Three months ended March 31, 2014
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2013	$(13,257)	$62	$(13,195)
Amounts reclassified from accumulated other comprehensive loss
Actuarial (gain) loss (a), net of tax of $94	154	—	154
Net current-period other comprehensive income (loss)	154	—	154
Ending balance, March 31, 2014	$(13,103)	$62	$(13,041)

(a) Included in defined benefit pension plan expense in the Condensed Combined Statements of Operations

14. Subsequent Events

On April 1, 2015, the transactions contemplated by the Master Transaction Agreement, dated July 30, 2014, by and among Scripps and Journal were completed. On April 1, Scripps and Journal (1) separated their newspaper businesses and then combined them through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group, Inc. and (2) merged their broadcast businesses. Journal Media Group combines the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel and Journal Community Publishing Group, Inc. which publishes several community publications principally in southeastern Wisconsin.

The Company will account for the acquisition of the Journal Newspaper business under the purchase method of accounting. The net assets will be recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. Due to the limited time since we closed the transactions, we have not yet completed the initial acquisition accounting for the transaction, including the determination of the final purchase price, and the determination of the fair values of the assets acquired and the liabilities assumed. We will complete the initial preliminary purchase price allocation in the second quarter and it will be reflected in our June 30, 2015 financial statements. The results of operations of the acquired business will be included in our results from April 1, 2015, the date of acquisition.

On May 11, 2015, the Compensation Committee of the Board of Directors approved the award to management of restricted share units totaling $5.0 million to be granted on June 1, 2015 using the average closing price of the Company’s stock for the 30 trading days immediately preceding the award date. The awards will vest in equal installments over the first three anniversaries of the grant date.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and related notes thereto of Scripps Newspapers included elsewhere in this Quarterly Report on Form 10-Q. See "Index to Condensed Combined Financial Statement Information."

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to our outlook or expectations for earnings, revenues, results of operations, financing plans, expenses, competitive position or other future financial or business performance, strategies or expectations or the impact of legal or regulatory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

•	statements relating to our plans, intentions, expectations, objectives or goals, including those relating to the benefits of the newspaper mergers (as defined on page 3 above);

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

Future performance cannot be ensured. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements. Some of the factors that could cause our actual results to differ include those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), as well as, among others, the following:

•	competition in the markets served by the newspaper businesses of Journal and Scripps, respectively;

•	the possibility that expected synergies and value creation from the newspaper mergers will not be realized, or will not be realized in the expected time period;

•	the risks that Journal’s and Scripps’ respective newspaper businesses will not be integrated successfully;

•	inability to retain and attract qualified personnel;

•	disruption from the newspaper mergers, making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred;

•	our expectations regarding the period during which we qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act; and

•	changes in economic, business or political conditions, or licensing requirements or tax matters.

General Overview

The following discussion reflects the historical results of Scripps Newspapers and will not be indicative of the future performance or reflect what the financial condition and results of operations of Journal Media Group would have been had it operated as a separate, stand-alone entity during the periods presented.

Journal Media Group was incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers on April 1, 2015, Scripps and Journal each owned 50% of our common stock. We were formed in anticipation of the newspaper mergers and, as of April 1, 2015, we own subsidiaries that own and operate the former newspaper publishing businesses of Scripps and Journal. In this Quarterly Report on Form 10-Q, we refer to the newspapers published by subsidiaries of Scripps as the “Scripps Newspapers” and to the newspapers published by subsidiaries of Journal as the “Journal Newspapers" or "JRN Newspapers.”

Since our inception, and until April 1, 2015, our activities were limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014 and the first quarter of 2015, we conducted no business operations or owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers on April 1, 2015 arose from the issuance at inception of two shares of our common stock, one to Scripps and one to Journal. We did not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers on April 1, 2015. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Quarterly Report on Form 10-Q are those of our predecessor, Scripps Newspapers.

Scripps Newspapers condensed combined financial statements have been “carved-out” from the consolidated financial statements of Scripps and reflect assumptions and allocations made by Scripps. Scripps Newspapers carve-out financial statements include all revenues, costs, assets and liabilities that are directly attributable to the business. In addition, certain expenses reflected in Scripps Newspapers carve-out financial statements are an allocation of corporate expenses from Scripps. Such expenses include, but are not limited to, centralized support functions including finance, legal, information technology, human resources, and insurance as well as stock-based compensation. These expenses have been allocated to Scripps Newspapers on the basis of direct usage when identifiable and allocated based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization are impracticable, Scripps used other methods and criteria that are believed to be reasonable estimates of costs attributable to the companies, such as revenues.

The actual costs that may have been incurred if Scripps Newspapers had been a stand-alone company would depend on a number of factors, including the chosen organizational structure and strategic decisions made as to information technology and infrastructure requirements. As such, Scripps Newspapers condensed combined financial statements do not necessarily reflect what the financial condition and results of operations would have been had Scripps Newspapers operated as a stand-alone company during the periods or at the date presented.

Newspaper Mergers

On July 30, 2014, Scripps and Journal entered into the master transaction agreement with Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk BC Merger, LLC, Boat Spinco, Inc., Journal Media Group (f/k/a Boat NP Newco, Inc.), Desk NP Merger Co., and Boat NP Merger Co.

Newspaper Mergers. Following certain internal contributions and distributions by Scripps and Journal, Scripps spun-off Scripps Spinco to its shareholders and Journal spun-off Journal Spinco to its shareholders on April 1, 2015. Pursuant to the master transaction agreement, the shares of Scripps Spinco and Journal Spinco were not distributed to Scripps shareholders or Journal shareholders, but were held by the exchange agent for the benefit of Scripps and Journal shareholders until those shares were exchanged for shares of common stock of Journal Media Group in connection with the newspaper mergers on April 1, 2015. In the Scripps newspaper merger, each share of common stock of Scripps Spinco was automatically converted into 0.2500 shares of common stock of Journal Media Group. In the Journal newspaper merger, each share of Journal Spinco common stock was converted into 0.1950 shares of common stock of Journal Media Group.

Each share of Journal Media Group stock was issued in accordance with, and subject to the rights and obligations set forth in the articles of incorporation of Journal Media Group.

Upon completion of the newspaper mergers on April 1, 2015, Journal Media Group's common stock was listed for trading on the NYSE under ticker symbol “JMG.” The former Scripps shareholders held approximately 59% and the former Journal shareholders held approximately 41% of the outstanding common stock of Journal Media Group, calculated on a fully-diluted basis, immediately following the newspaper mergers on April 1, 2015.

Overview of Journal Media Group

Following completion of the transactions on April 1, 2015, Journal Media Group is a media enterprise with interests in newspapers and local digital media sites. With the ultimate goal of informing, engaging, and empowering readers in the communities we serve, we provide news, information and value to customers, employees and advertisers. We serve audiences and businesses through a portfolio of print and digital media brands, including 15 daily newspapers in 14 markets across the United States, and operate an expanding collection of local digital journalism and information businesses.

Journal Media Group is expected to face continued challenges from declines in demand for our printed products. We expect print subscriptions will continue to face pressure as readers find alternative sources to obtain news and information content, including on mobile and other digital platforms. This expected decline in circulation may impact revenue as subscription price increases are unlikely to offset declining subscription volumes and advertising revenue may decline as fewer newspaper inserts are delivered with the printed newspaper. In an effort to minimize customer churn and maximize profitability, we have and will continue to use analysis of customer price sensitivity.

In addition, advertising revenue is expected to face continued challenges as advertisers become more targeted with their spending on marketing, either narrowing their geographic distribution to focus on certain areas or shifting their spending to digital media. We will continue to engage our advertisers to determine their needs and leverage our expertise in the markets in which we operate to maximize our share of advertising revenue and look at opportunities to create new products and services and efficient marketplaces connecting advertisers with current and prospective customers.

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

In addition, prior to the newspaper mergers on April 1, 2015, our businesses took advantage of the economies of scale of Scripps and Journal. As a separate, stand-alone publicly traded company, we may be unable to obtain certain goods, services, and technology at prices or on terms as favorable as those obtained prior to the newspaper mergers, which could decrease our overall profitability. However, Journal Media Group may have increased bargaining power with newspaper-specific vendors and may be able to leverage the larger print operation for newspaper-specific commodities.

We expect to continue maintaining profitability levels by aligning our cost base with declining revenue levels. We will operate on a number of different front-end / business systems upon completion of the merger. We expect that, over time, we will be able to standardize many of these systems (advertising, circulation, editorial, etc.) and harmonize related business processes. Support and other system functions can also be centralized and managed with fewer employees and other related costs. We can also continue to explore changes to our products, such as reduced page size and other efficiencies such as combining sections to drive newsprint and production savings.

Finally, management expects to explore the acquisition of publications in additional markets where there is a strategic fit and appropriate financial return.

Scripps Newspapers Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Scripps Newspapers owns newspapers and local digital media sites. It serves audiences and businesses through a growing portfolio of print and digital media brands. It owns daily newspapers in 13 markets across the United States, and local and national digital journalism and information businesses.

In 2013, Scripps Newspapers launched its bundled-subscription model in all of its newspaper markets. Under the bundled model, subscribers receive access to all newspaper content on all platforms. Only limited digital content is available to non-subscribers. Scripps Newspapers also offer digital-only subscriptions.

Basis of Presentation — The accompanying condensed combined financial information includes the accounts of Scripps Newspapers, a business representing the principal publishing operations of Scripps, as described below.

Scripps Newspapers operations consist of daily and community newspapers in 13 markets across the United States. The newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. The newspapers operate in small and mid-size markets, focusing on news coverage within their local markets. Advertising and subscription revenues provide substantially all of the operating revenues for each newspaper market, and employee, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The daily newspapers published by Scripps Newspapers are the Abilene (TX) Reporter-News, the Anderson (SC) Independent-Mail, the Corpus Christi (TX) Caller-Times, the Evansville (IN) Courier & Press, the Henderson (KY) Gleaner, the Kitsap (WA) Sun, the Knoxville (TN) News Sentinel, the Memphis (TN) Commercial Appeal, the Naples (FL) Daily News, the Redding (CA) Record-Searchlight, the San Angelo (TX) Standard-Times, the Treasure Coast (FL) News/Press/Tribune, the Ventura County (CA) Star and the Wichita Falls (TX) Times Record News. The business also includes a 40% ownership in the Albuquerque Publishing Company, which publishes the Albuquerque Journal (NM).

Historically, separate financial statements have not been prepared for Scripps Newspapers. These condensed combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of Scripps Newspapers for the periods presented, as Scripps Newspapers was historically managed within Scripps (the "Parent"). The condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Scripps. The condensed combined financial statements are prepared in accordance with GAAP. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable (see Note 12 to the condensed combined financial statements). However, such expenses may not be indicative of the actual level of expense that would have been incurred had Scripps Newspapers operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Scripps Newspapers' combined financial position, results of operations and cash flows had Scripps Newspapers operated as a stand-alone entity during the periods presented.
The condensed combined financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited combined financial statements, including the notes thereto included in our audited financial statements for the years ended December 31, 2014, 2015 and 2012. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Scripps Newspapers
Three Months Ended March 31, 2015 and 2014

Combined Results of Operations
Combined results of operations were as follows:

	Three months ended March 31,
(in thousands)	2015	Change	2014

Operating revenues	$91,478	(7.1)%	$98,459
Cost of sales	(49,098)	(6.3)%	(52,418)
Selling, general and administrative	(40,929)	(8.5)%	(44,724)
Defined benefit pension plan expense	(1,298)	92.9%	(673)
Depreciation and amortization	(3,871)	(8.7)%	(4,242)
Operating loss	(3,718)		(3,598)
Miscellaneous, net	276		(335)
Loss from operations before income taxes	(3,442)		(3,933)
Provision for income taxes	(100)		(6)
Net loss	(3,542)		(3,939)
Net loss attributable to noncontrolling interests	—		—
Net loss attributable to the Parent	$(3,542)		$(3,939)

Revenues by category were as follows:

	Three months ended March 31,
(in thousands)	2015	Change	2014

Operating revenues:
Retail	$18,918	(8.8)%	$20,747
Classified	16,184	(6.2)%	17,249
Preprint and other	13,790	(11.8)%	15,635
Digital advertising and marketing services	6,214	(0.6)%	6,254
Advertising and marketing services	55,106	(8.0)%	59,885
Subscriptions	31,276	(3.2)%	32,298
Other	5,096	(18.8)%	6,276
Total revenues	$91,478	(7.1)%	$98,459

Total newspaper revenues decreased 7.1% for the 2015 quarter compared to 2014. Advertising and marketing services revenues decreased 8.0% in 2015. Subscription revenue was down 3.2% as we cycled against the completion of the launch of our digital bundles.

Advertising and marketing services revenues decreased as a result of continued secular changes in the demand for print advertising. Automotive, employment and legal classified advertising, as well as both local and national advertising, were particularly weak during the quarter.

Digital advertising and marketing services include advertising on newspaper websites, digital advertising provided through audience-extension programs and other digital marketing services offered to local advertising customers, such as managing their search engine marketing campaigns. Revenue from digital advertising and marketing services was flat year-over-year.

Subscriptions include fees paid by readers for access to content in print and digital formats. In 2013, Scripps Newspapers began offering bundled subscriptions where our subscribers receive access to all of our newspaper content on all platforms and only limited digital content is available to non-subscribers. Scripps Newspapers also offer digital-only subscriptions. As of

March 31, 2015, we had approximately 34,000 digital-only subscribers across all of our markets. Subscription revenue decreased 3.2% in the 2015 quarter due to declining volumes of home delivery and single copy sales.

Other operating revenues, including commercial printing and distribution services, decreased by $1.2 million, or 18.8% for the first quarter of 2015. The 2014 quarter included revenues of $0.9 million for a commercial print job where our Knoxville newspaper printed the Chattanooga newspaper while their plant was improved. The Chattanooga printing contract was completed in August 2014.

Costs of sales were as follows:

	Three months ended March 31,
(in thousands)	2015	Change	2014

Employee compensation and benefits	$21,180	(3.5)%	$21,949
Newsprint, press supplies and other printing costs	9,410	(12.3)%	10,731
Distribution	11,326	(4.9)%	11,915
Building and occupancy	3,524	(1.1)%	3,563
Purchased news and content	1,986	(14.7)%	2,329
Other	1,672	(13.4)%	1,931
Total cost of sales	$49,098	(6.3)%	$52,418

Employee compensation and benefits decreased 3.5% in the three months ended March 31, 2015, primarily due to lower employment levels compared to prior year.

Newsprint, press supplies and other printing costs declined by 12.3% for the quarter primarily due to lower expenditures for newsprint. Average newsprint prices were flat, while newsprint consumption decreased approximately 13.2% for the three months ended March 31, 2015. The decrease in consumption is largely driven by lower volumes, as well as the absence of the Chattanooga printing contract.

Newspaper distribution costs decreased by 4.9% in the 2015 quarter compared to 2014 as a result of lower circulation levels. A large portion of newspaper distribution costs are variable and increase or decrease in relation to circulation levels.

Selling, general and administrative were as follows:

	Three months ended March 31,
(in thousands)	2015	Change	2014

Employee compensation and benefits	$16,830	(5.8)%	$17,859
Allocation of Parent overhead	11,717	(18.9)%	14,439
Marketing and promotion	2,016	(6.7)%	2,161
Outside circulation sales	1,449	(4.2)%	1,513
Other	8,917	1.9%	8,752
Total selling, general and administrative	$40,929	(8.5)%	$44,724

Employee compensation and benefits decreased 5.8% primarily due to lower employment levels compared to prior year, partially offset by the transfer of approximately 50 digital employees dedicated to our newspaper markets in preparation for the spin-off. Employee compensation and benefits for these digital employees were included in other expenses as a corporate allocation, as described below, prior to the transfer.

Corporate Allocation from Parent — The condensed combined financial statements include expense allocations from the Parent of Scripps Newspapers for certain corporate support services, which are recorded within selling, general and administrative expense in the Condensed Combined Statements of Operations. Management believes that the basis used for the allocations is reasonable and reflects the portion of such costs attributed to Scripps Newspapers operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. The management of Scripps Newspapers is unable to determine what such costs would have been had Scripps Newspapers been independent.

Following the completion of the transactions on April 1, 2015, Scripps Newspapers will perform these functions using its own resources or purchased services.

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

The corporate allocation decreased for the 2015 quarter primarily due to employee compensation and benefits of approximately 50 digital employees being transferred to our newspaper segment and are now included in employee compensation and benefits.

Tax provision

The effective income tax rate was 2.9% and 0.1% for the 2015 and 2014 quarters, respectively. In both years there were approximately $0.1 million of state taxes. For 2015 and 2014, Scripps Newspapers recorded a valuation allowance against its net deferred tax assets for federal and certain state income taxes as it is more likely than not that Scripps Newspapers will not realize these benefits as a result of the negative evidence from its history of losses over the past three years. In accordance with the intraperiod tax allocation rules, in 2014, Scripps Newspapers allocated $0.1 million of tax expense to other comprehensive income and treated the corresponding offset as an allocation of a tax benefit from operations.

Liquidity and Capital Resources
Scripps Newspapers primary source of liquidity is its cash from operations and funding received from The E.W. Scripps Company, its parent.

Operating activities

Cash provided by operating activities for the three months ended March 31 is as follows:

	Three months ended March 31,
(in thousands)	2015	2014

Cash Flows from Operating Activities:
Net loss	$(3,542)	$(3,939)
Adjustments to reconcile loss from operations to net cash flows from operating activities:
Depreciation and amortization	3,871	4,242
Changes in certain working capital accounts, net	417	1,442
Other, net	(269)	64
Net cash provided by operating activities	$477	$1,809

The $1.3 million decrease in cash provided by operating activities was primarily attributable to changes in working capital as described below.

•
Changes in working capital decreased $1.0 million compared to prior year, primarily as a result of a decrease in collections of accounts receivable year over year, as well as a decrease in other accrued liabilities due to timing of payments, partially offset by changes in various other working capital accounts.

Investing activities

Cash used in investing activities for the three months ended March 31 is as follows:

	Three months ended March 31,
(in thousands)	2015	2014

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(1,034)	$(219)
Other, net	(527)	5
Net cash used in investing activities	$(1,561)	$(214)

In the 2015 and 2014 quarters we used $1.6 million and $0.2 million, respectively, in cash for investing activities. Capital expenditures increased $0.8 million in 2015 compared to the prior year.

Financing activities

Cash provided by financing activities was $1.1 million in the 2015 quarter and cash used in financing activities was $1.6 million in the 2014 quarter. Our Parent provided cash as needed to fund our operating activities and retains any excess cash flow.

Other

Scripps Newspapers participates in its Parent's controlled disbursement system. The bank sends daily notifications of checks presented for payment and transfers funds from other sources to cover the checks. Scripps Newspapers cash balance held by its Parent is reduced as checks are issued. Accordingly, none of the Parent's cash and cash equivalents has been assigned to Scripps Newspapers in the condensed combined financial statements. Further, outstanding checks issued by the Parent are not recorded as a liability when the check is signed, as the obligation becomes tied to the central cash management arrangement.

The Combined Company (Journal Media Group)
Beginning April 1, 2015, Journal Media Group's capital structure and sources of liquidity are significantly different from Scripps Newspapers historical capital structure. Scripps Newspapers no longer participates in cash management and funding arrangements with its Parent, Scripps. Instead, its ability to fund cash needs depends on its ongoing ability to generate cash from operations and borrow under a line of credit. If Journal Media Group's cash flows from operating activities are lower than expected, it may need to borrow under its line of credit and may need to incur additional debt or issue additional equity. Although Journal Media Group had in place a credit facility to finance its operations as of April 1, 2015, its access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) its credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. We expect that Journal Media Group's primary future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments.
Journal Media Group had cash and cash equivalents of $10 million as of the closing on April 1, 2015. It is expected that cash provided by operating activities and available capacity under Journal Media Group's line of credit will provide sufficient funds to operate its business and meet its other liquidity needs for the twelve months following the closing of the transactions. It is expected that Journal Media Group will generate positive free cash flow for the twelve months following the closing of the transactions on April 1, 2015.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires Scripps Newspapers to make a variety of decisions that affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, Scripps Newspapers applies judgment based on its understanding and analysis of the relevant circumstances, including its historical experience, actuarial studies and other assumptions. Scripps Newspapers is committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the condensed combined financial statements.
Note 2 to the Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for long-lived assets, goodwill and indefinite-lived intangible assets, income taxes and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

In April 2014, the FASB issued new guidance on reporting and disclosure requirements as they relate to discontinued operations. With the new guidance, a disposal of a component or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The amendments in this update are effective for all disposals, or classifications as held for sale, of components of an entity that occur within annual reporting periods beginning on or after December 15, 2014 and interim periods within those years. We adopted this guidance in the first quarter of 2015. The guidance did not have a material impact on our combined financial statements.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for the Company beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our combined financial statements and have not yet determined a transition method.

Quantitative and Qualitative Disclosures about Market Risk

Price fluctuations for newsprint may have a significant effect on our results of operations. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

Journal Media Group, Inc.
Exhibit Index

Exhibit Number	Exhibit Description
10.1
Journal Media Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Journal Media Group's Registration Statement on Form S-8 (Registration No. 333-204075 filed with the SEC on May 12, 2015)

10.2	Journal Media Group, Inc. Executive Annual Incentive Plan
10.3	Journal Media Group, Inc. Executive Deferred Compensation Plan, as amended
10.4	Journal Media Group, Inc. Transition Credit Plan, as amended
10.5	Journal Media Group, Inc. Supplemental Executive Retirement Plan
10.6	Journal Media Group, Inc. Executive Severance Plan
10.7	Journal Media Group, Inc. Retention Plan for Publishers
10.8	Journal Media Group, Inc. Supplemental Benefit Plan
10.9	Journal Media Group, Inc. Severance and Retention Guidelines for Certain Former Journal Communications, Inc. Employees
31.1	Section 302 Certifications
31.2	Section 302 Certifications
32	Section 906 Certification
101
The following materials from Journal Media Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Combined Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Unaudited Condensed Combined Statements of Operations for the Quarters Ended March 31, 2015 and 2014; (iii) the Unaudited Condensed Combined Statements of Comprehensive Income for the Quarters Ended March 31, 2015 and 2014; (iv) the Unaudited Condensed Combined Statement of Equity for the Quarters Ended March 31, 2015 and 2014; (v) the Unaudited Condensed Combined Statements of Cash Flows for the Quarters Ended March 31, 2015 and 2014; and (vii) Notes to the Unaudited Condensed Combined Financial Statements, filed herewith.

E-1