Form 10-Q
period 2015-06-30
Journal Media Group, Inc.
filed 2015-08-14
CIK 1622893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015     OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 7, 2015, there were 24,407,533 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

JOURNAL MEDIA GROUP, INC.

Background

Journal Media Group, Inc. (the "Company" or "Journal Media Group") was incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers (as defined below) on April 1, 2015, The E.W. Scripps Company ("Scripps") and Journal Communications, Inc. ("Journal") each owned 50% of our common stock. We were formed in anticipation of the newspaper mergers and, as of April 1, 2015, we became a holding company owning various subsidiaries that own and operate the former newspaper publishing businesses of Scripps and Journal. In this Quarterly Report on Form 10-Q, we refer to the newspapers published by subsidiaries of Scripps as the “Scripps Newspapers” and to the newspapers published by subsidiaries of Journal as the "Journal Newspapers" or "JRN Newspapers."

Since our inception, and until April 1, 2015, our activities were limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014 and the first quarter of 2015, we conducted no business operations nor owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers on April 1, 2015 arose from the issuance of two shares of our common stock, one to Scripps and one to Journal, upon our inception. We did not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers on April 1, 2015. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Quarterly Report on Form 10-Q for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers.

On July 30, 2014, we entered into a master transaction agreement with Scripps, Journal, Scripps Media, Inc., Desk Spinco, Inc. ("Scripps Spinco"), Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk BC Merger, LLC, Boat Spinco, Inc., ("Journal Spinco"), Desk NP Merger Co., and Boat NP Merger Co.

Pursuant to the master transaction agreement, Scripps and Journal, through a series of transactions, (i) separated Journal’s newspaper business pursuant to a spin-off of Journal Spinco to the shareholders of Journal (the "Journal newspaper spin-off"), (ii) separated Scripps’ newspaper business pursuant to a spin-off of Scripps Spinco to the shareholders of Scripps ( the "Scripps newspaper spin-off" and together with the Journal newspaper spin-off, the "spin-offs"), (iii) combined these two spun-off newspaper businesses through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group (the "newspaper mergers"), and (iv) then merged Journal with and into a wholly owned subsidiary of Scripps (we sometimes refer to the spin-offs, mergers and other transactions contemplated by the master transaction agreement, taken as a whole, as the "transactions"). Upon consummation on April 1, 2015, the transactions resulted in two separate public companies: one, Journal Media Group, continuing the combined newspaper businesses of Journal and Scripps; and the other, Scripps, continuing the combined broadcast businesses of Journal and Scripps. In connection with the transactions, each share of Journal class A common stock and Journal class B common stock outstanding on the share exchange record date received 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share outstanding received 0.2500 shares of Journal Media Group common stock. Immediately following completion of the transactions on April 1, 2015, holders of Journal’s common stock owned approximately 41% of the common shares of Journal Media Group and approximately 31% of the common shares of Scripps, in the form of Scripps class A common shares, with the remaining common shares of each entity owned by the Scripps shareholders. Pursuant to the master transaction agreement, prior to the completion of the transactions, Journal contributed to Journal Spinco $10.0 million in cash and Scripps distributed a special cash dividend in the aggregate amount of $60.0 million to the holders of its common shares (and certain common share equivalents in the form of restricted share units held by Scripps employees). Scripps class A shares issued in the broadcast merger to Journal shareholders did not participate in the Scripps special cash dividend.

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

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the "we," "us" and "our" with respect to periods before the April 1, 2015 consummation of the newspaper mergers refer to the business and operations of the Scripps Newspapers, as our predecessor, and references to the "Company," "Journal Media Group," "we," "us" and "our" with respect to periods after the consummation of the newspaper mergers refer to Journal Media Group and its consolidated subsidiaries.

In this Quarterly Report on Form 10-Q we also sometimes refer to the April 1, 2015 newspaper mergers that created Journal Media Group as the "separation."

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$41,238	$—
Receivables, net	45,009	36,958
Inventories, net	7,873	6,184
Prepaid expenses and other current assets	6,067	1,937
Total current assets	100,187	45,079
Property, plant and equipment (less accumulated depreciation of $260,371 and $256,603, respectively)	252,657	185,548
Goodwill	9,030	—
Other intangible assets, net	11,392	2,001
Other assets	2,698	2,018
Total assets	$375,964	$234,646
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,450	$10,573
Accrued compensation and benefits	20,333	12,404
Deferred revenue	32,815	21,136
Other current liabilities	22,847	4,097
Total current liabilities	94,445	48,210
Accrued employee compensation and benefits	4,093	4,201
Accrued pension and retirement benefits	15,559	5,318
Deferred income taxes	13,603	—
Multi-employer plan withdrawal liability	—	4,100
Other long-term liabilities	1,962	3,570
Equity:
Stockholders' equity:
Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding: 24,407,533 shares at June 30, 2015	244	—
Preferred stock - $0.01 par value, authorized 10,000,000 shares; issued and outstanding: 0 shares at June 30, 2015	—	—
Additional paid-in capital	244,051	—
Parent company equity	—	169,575
Accumulated other comprehensive loss	(2,771)	(2,782)
Retained earnings	2,324	—
Total stockholders' equity	243,848	166,793
Non-controlling interests	2,454	2,454
Total equity	246,302	169,247
Total liabilities and equity	$375,964	$234,646

See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Advertising and marketing services	$67,397	$56,975	$122,503	$116,860
Subscriptions	39,267	29,700	70,543	61,998
Other	9,150	5,553	14,246	11,829
Total revenue	115,814	92,228	207,292	190,687
Operating costs and expenses:
Costs of sales (exclusive of items shown below)	60,122	50,998	109,220	103,416
Selling, general and administrative	46,410	42,414	87,339	87,138
Defined pension and benefit plan expense	160	4,773	1,458	5,446
Depreciation and amortization	5,378	4,157	9,249	8,399
Total operating costs and expenses	112,070	102,342	207,266	204,399
Operating earnings (loss)	3,744	(10,114)	26	(13,712)
Other income and (expense), net	(125)	(332)	151	(667)
Earnings (loss) before income taxes	3,619	(10,446)	177	(14,379)
Provision for income taxes	296	10	396	16
Net earnings (loss)	3,323	(10,456)	(219)	(14,395)

Earnings (loss) per share:
Basic	$0.13	$(0.72)	$(0.01)	$(1.00)
Diluted	$0.13	$(0.72)	$(0.01)	$(1.00)

Dividends declared per share	$0.04	$—	$0.04	$—
See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earnings (loss)	$3,323	$(10,456)	$(219)	$(14,395)
Changes in defined benefit pension plans, net of tax of $7, $0, $7 and $94	11	—	11	154
Total comprehensive income (loss)	3,334	(10,456)	(208)	(14,241)
See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Statements of Equity
For the Six Months Ended June 30, 2015
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Parent Company Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Equity

As of December 31, 2014	$—	$—	$169,575	$(2,782)	$—	$2,454	$169,247
Net earnings (loss)	—	—	(3,542)	—	3,323	—	(219)
Changes in defined benefit pension and benefit plans, net of tax	—	—	—	11	—	—	11
Dividends paid to shareholders - $0.04 per share	—	—	—	—	(999)	—	(999)
Conversion of Parent equity	—	29,373	(29,373)	—	—	—	—
Transfers to/from Parent	—	—	(9,498)	—	—	—	(9,498)
Distribution of JMG stock to:
JRN shareholders	99	87,263	—	—	—	—	87,362
Scripps shareholders	145	127,017	(127,162)	—	—	—	—
Stock-based compensation	—	398	—	—	—	—	398
Balance as of June 30, 2015	$244	$244,051	$—	$(2,771)	$2,324	$2,454	$246,302

See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Combined Statements of Equity
For the Six Months Ended June 30, 2014
(in thousands, except per share amounts)

	Parent Company Equity	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity

As of December 31, 2013	$198,381	$(13,195)	$2,658	$187,844
Net loss	(14,395)	—	—	(14,395)
Changes in defined benefit pension plans	—	154	—	154
Transfers to/from Parent, net	(2,064)	—	—	(2,064)
Balance as of June 30, 2014	$181,922	$(13,041)	$2,658	$171,539
See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(219)	$(14,395)
Adjustments for non-cash items:
Depreciation and amortization	9,249	8,399
Provision for doubtful accounts	433	188
Deferred income taxes	44	—
Deferred financing costs	28	—
Non-cash stock based compensation	398	—
Net (gain) loss from disposal of assets	(264)	42
Impairment of long-lived assets	265	—
Multi-employer plan withdrawal accrual	—	4,100
Net changes in operating assets and liabilities:
Receivables	3,875	8,704
Inventories	383	195
Accounts payable	4,664	(1,975)
Payable to Scripps	18,043	—
Other assets and liabilities	(3,115)	(2,291)
Net cash provided by operating activities	33,784	2,967

Cash flows from investing activities:
Capital expenditures for property and equipment	(2,032)	(913)
Proceeds from sale of property, plant and equipment	303	10
Acquisition of business	10,489	—
Contribution to partnership	(830)	—
Net cash provided by (used in) investing activities	7,930	(903)

Cash flows from financing activities:
Payments of financing costs	(561)	—
Cash dividends	(999)	—
Transfer to/from Parent	1,084	(2,064)
Net cash used in financing activities	(476)	(2,064)

Net increase in cash and cash equivalents	41,238	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$41,238	$—
See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

1 FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

The Separation — On April 1, 2015, the transactions contemplated by the master transaction agreement, dated July 30, 2014, by and among Scripps and Journal were completed. On April 1, Scripps and Journal (1) separated their newspaper businesses and then combined them through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group, and (2) merged their broadcast businesses. Journal Media Group combines the 13 Scripps newspaper markets with Journal's Milwaukee Journal Sentinel and Journal Community Publishing Group, Inc., which publishes several community publications principally in southeastern Wisconsin.

Basis of Presentation — The condensed consolidated financial statements as of June 30, 2015 and for the three months ended June 30, 2015 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The financial statements for periods prior to April 1, 2015 reflect the condensed combined financial statements of Scripps Newspapers, a business representing the principal publishing operations of Scripps, as described below. Various agreements between the Company and Scripps became effective as of April 1, 2015 as further described in Note 14 - Transactions with Scripps.

The Scripps Newspaper's operations consist of daily and community newspapers in 13 markets across the United States. The newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. Employee related costs, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The newspapers operate in small and mid-size markets, focusing on news coverage within their local markets. The daily newspapers published by the Company are the Abilene (TX) Reporter-News, the Anderson (SC) Independent-Mail, the Corpus Christi (TX) Caller-Times, the Evansville (IN) Courier & Press, the Henderson (KY) Gleaner, the Kitsap (WA) Sun, the Knoxville (TN) News Sentinel, the Memphis (TN) Commercial Appeal, the Naples (FL) Daily News, the Redding (CA) Record-Searchlight, the San Angelo (TX) Standard-Times, the Treasure Coast (FL) News/Press/Tribune, the Ventura County (CA) Star and the Wichita Falls (TX) Times Record News. The business also includes a 40% ownership in the Albuquerque Publishing Company, which publishes the Albuquerque Journal (NM).

Historically, separate financial statements have not been prepared for Scripps Newspapers. For periods prior to April 1, 2015, the condensed combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of the Scripps Newspapers, as Scripps Newspapers was historically managed within Scripps (the "Parent"). The condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Scripps. The condensed combined financial statements are prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred had the Company operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect the Company's combined financial position, results of operations and cash flows had the Company operated as a stand-alone entity during the periods presented.

The condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited combined financial statements, including the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Interim results are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year financial statement amounts to conform to the current year presentation.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act. For as long as the Company continues to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

2 ACQUISITIONS

On April 1, 2015, we completed the acquisition of JRN Newspapers by issuing 9,928 common shares to Journal shareholders in exchange for their interest in JRN Newspapers. The purchase price of $87,362 reflects the fair value of the common shares issued to Journal shareholders based on the closing market price of our shares on the acquisition date.

The purchase price allocations are preliminary based upon all information available to us at the present time and are subject to working capital and post-closing review adjustments. The fair values of assets acquired and liabilities assumed for JRN Newspapers at the acquisition date are as follows:

JRN Newspapers
Cash	$10,489
Receivables, net	12,359
Prepaid expenses and other current assets	4,424
Property, plant and equipment	74,376
Intangible assets	9,600
Goodwill	9,030
Other assets	1,365
Total assets	121,643
Current liabilities	23,624
Long-term liabilities	10,657
Total liabilities	34,281
Total purchase price	$87,362

The intangible assets are trade names with an amortization period of 25 years.

Goodwill of $9,030 arising from the acquisition is attributable to cost and revenue synergies expected to be realized. The goodwill which we acquired is not subject to amortization for financial reporting purposes, but is expected to be entirely deductible for income tax purposes.

Transition and integration related costs with respect to the foregoing transaction were $3,752 for the three months and six months ended June 30, 2015, and are included in selling, general and administrative expenses in the condensed consolidated and combined statements of operations.

The acquisition has been accounted for under the acquisition method of accounting, which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values, which is a level 3 valuation in the GAAP valuation hierarchy. A level 3 valuation includes pricing inputs that are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The excess purchase price over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill. The operating results and cash flows of the acquired business are included in our consolidated financial statements from April 1, 2015, the effective date we acquired control of JRN Newspapers.

JRN Newspapers contributed revenue of $32,080 and earnings before taxes of $1,436 for the period from April 1, 2015 to June 30, 2015. The following pro forma information presents the combined results of operations as if the acquisition of JRN Newspapers had occurred on January 1, 2014:

	Three months ended June 30,		Six months ended June 30,
Pro Forma Results of Operations	2015	2014	2015	2014
Revenue	$116,549	$129,524	$240,730	$262,848
Net earnings (loss)	$7,690	$(9,191)	$4,832	$(17,389)
Earnings (loss) per share, basic and diluted	$0.31	$(0.64)	$0.20	$(1.20)

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

The pro forma results reflect certain adjustments related to the acquisition. The 2015 pro forma revenue and net earnings (loss) were adjusted to exclude the $735 revenue reduction related to the fair value deferred revenue valuation and to exclude $3,752 in transition and integration costs. The 2014 pro forma revenue and net earnings (loss) were adjusted to include these items. The pro forma results exclude any planned revenue or cost synergies or other effects of the planned integration of JRN Newspapers. The pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred if we had completed this acquisition as of the date indicated above or the results that will be attained in the future.

3 RECENTLY-ISSUED ACCOUNTING STANDARDS

In July 2015, the the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11 "Simplifying the Measurement of Inventory." The ASU applies to all inventory that is not measured using the last-in, first-out or retail inventory methods. Under the guidance, an entity should measure inventory at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-05 "Intangibles - Goodwill and Other - Internal-Use Software." The ASU provides guidance to customers about whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest." The ASU simplifies the presentation of debt issuance costs. Under the new guidance, debt issuance costs should be presented in the balance sheet as a direct deduction from the carrying amount of debt liability. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02 "Consolidation." The ASU updates the consolidation process entities consider when evaluating whether to consolidate certain legal entities. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

4 EARNINGS PER SHARE
The Company computes earnings per share in accordance with FASB ASC 260-10. Under this guidance, unvested restricted share units that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing basic earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.

Basic earnings per share has been computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed based upon the assumption that common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted share units. The Company issued 24,378 shares of Journal Media Group common stock upon the completion of the separation on April 1, 2015, 14,450 of which was converted from shares of Scripps common stock. The weighted average number of common shares outstanding assumes the 14,450 shares of Journal Media Group common stock issued to Scripps shareholders were outstanding as of January 1, 2014. For the periods presented, the restricted share units were anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2015 under the two-class method:

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Undistributed net earnings (loss):
Net earnings (loss)	$3,323	$(219)
Less dividends paid:
Common stock	976	976
Unvested restricted share units	23	23
Total undistributed net earnings (loss)	$2,324	$(1,218)

Undistributed net earnings (loss):
Common stock	2,307	(1,218)
Unvested restricted share units	17	—
Total undistributed net earnings (loss)	$2,324	$(1,218)

Numerator for basic and diluted net earnings (loss) per share:
Dividends paid on common stock	$976	$976
Common stock undistributed net earnings (loss)	2,307	(1,218)
Numerator for basic net earnings (loss)	$3,283	$(242)

Weighted average shares outstanding:
Basic	24,394	19,450
Diluted	24,394	19,450

Earnings (loss) per share:
Basic	$0.13	$(0.01)
Diluted	$0.13	$(0.01)

The following table sets for the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Net loss	$(10,456)	$(14,395)

Weighted average shares outstanding:
Basic	14,450	14,450
Diluted	14,450	14,450

Earnings per share:
Basic	$(0.72)	$(1.00)
Diluted	$(0.72)	$(1.00)

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

5 INCOME TAXES

Prior to April 1, 2015, Scripps Newspapers recorded minimal state taxes and a valuation allowance against its net deferred tax assets for federal and certain state income taxes as it was more likely than not that it would not realize these benefits as a result of its history of losses over the past three years. Subsequent to the transactions which took place on April 1, 2015, under the applicable accounting guidelines we are required to record tax expense each quarter using an annual effective rate that is based on estimated full year income and full year tax expense and takes into account the impact of the transactions. In calculating this rate, we have treated the Scripps Newspapers loss in the first quarter as a non-deductible permanent difference as this loss will be claimed by Scripps.

Our effective tax rate for the three months ended June 30, 2015 and 2014 was 8.2% and (0.1)%, respectively. Our low effective tax rate for the three months ended June 30, 2015 is attributable primarily to the tax benefit of applying the annual effective tax rate to the first quarter loss. This benefit was partially offset by a discrete tax charge of $298 in the second quarter, which is primarily related to the impact of the transactions on our state deferred tax liability. The low tax rate for the three months ended June 30, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

Our effective tax rate for the six months ended June 30, 2015 and 2014 was 223.7% and (0.1)%, respectively. Our high effective tax rate for the six months ended June 30, 2015 is attributable primarily to a discrete tax charge of $298 in the second quarter, primarily related to the impact of the transactions on our state deferred tax liability. Due to the low level of income for the six month period, this charge increased our rate to 223.7%. The low tax rate for the six months ended June 30, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

We file tax returns in the United States federal jurisdiction, as well as in approximately 14 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. We are contractually liable for all additional tax liabilities that result from future audits of both the Journal newspapers and Scripps newspapers. The 2011 through 2014 tax returns are open for federal purposes, and the 2010 through 2014 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.

As of June 30, 2015, our liability for unrecognized tax benefits was $18, which, if recognized, would have an impact on our effective tax rate. We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of June 30, 2015, we had $10 accrued for interest expense and penalties. During the second quarter of 2015, we recognized $28 in net tax expense and related interest.

As of June 30, 2015, it is reasonably possible for $28 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to either settlements with taxing authorities or expiration of statutes of limitations.

6 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (with the amounts as of June 30, 2015 reflecting the acquisition of JRN Newspapers):

	As of June 30, 2015	As of December 31, 2014

Land and improvements	$51,533	$44,463
Buildings and improvements	171,179	133,019
Equipment	288,933	264,669
Construction in progress	1,383	—
Total	513,028	442,151
Accumulated depreciation	(260,371)	(256,603)
Net property, plant and equipment	$252,657	$185,548

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

During the second quarter of 2015, we recorded an impairment of $265 for land and a building based on an accepted offer to sell the property that was subsequently canceled. The fair value measurement is considered a level 3 measurement in the GAAP valuation hierarchy. The charge is recorded in selling, general and administrative expense.

7 GOODWILL AND OTHER INTANGIBLE ASSETS

Other Intangible Assets

Other intangible assets consisted of the following:

	As of June 30, 2015	As of December 31, 2014

Amortizable intangible assets:
Carrying amount:
Customer lists and advertiser relationships	$10,404	$10,404
Trade names	9,600	—
Other	1,742	1,742
Total carrying amount	21,746	12,146
Accumulated amortization:
Customer lists and advertiser relationships	(8,704)	(8,651)
Trade names	(96)	—
Other	(1,554)	(1,494)
Total accumulated amortization	(10,354)	(10,145)
Net amortizable intangible assets	$11,392	$2,001

Estimated amortization expense of intangible assets for the remainder of 2015 and for each of the next five years is as follows:

2015	$422
2016	684
2017	593
2018	593
2019	532
2020	517
Thereafter	8,051
Total	$11,392

Goodwill

In the second quarter of 2015, we recorded goodwill of $9,030 related to the acquisition of JRN Newspapers. As the transaction occurred in the second quarter and was recorded at fair value, we were not required to perform impairment testing as no impairment indicators were identified. Our annual testing date for goodwill impairment is October 1.

8 NONCONTROLLING INTEREST

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

9 LONG-TERM DEBT

On April 1, 2015, we entered into a five-year credit agreement maturing on April 1, 2020. The credit agreement provides for a revolving credit facility with total aggregate commitments of $50 million. As of June 30, 2015, there were no borrowings outstanding.

The proceeds of the facility will be used by us for general corporate purposes. At our option, the commitments under the credit agreement may be increased from time to time in the form of additional revolving commitments and/or incremental term loans to an aggregate amount not to exceed $75 million. The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments. Borrowings under the credit agreement incur interest, at our option, at either (a) the London Interbank Offered Rate ("LIBOR") plus a margin that ranges from 125 basis points to 200 basis points, depending on the net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus (ii) a margin that ranges from 25 basis points to 100 basis points, depending on the net debt ratio. As of June 30, 2015, the margin above LIBOR was 125 basis points.

Our obligations under the credit agreement are currently guaranteed by certain of our subsidiaries. Subject to certain exceptions, the credit agreement is secured by liens on our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on the payment of dividends. Under the credit agreement, dividends from borrowed funds may not exceed $10 million in any fiscal year. The credit agreement also includes the following financial covenants:

•
A consolidated total debt ratio of not greater than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, as of the last day of any fiscal quarter, our consolidated total debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments, for the period of four consecutive fiscal quarters ending on such date.

•
A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, for any period, our consolidated EBIT, defined in the credit agreement as earnings before interest, taxes, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments, for the four fiscal quarters then ended to the Company’s consolidated interest expense for such four fiscal quarters then ended.

10 WORKFORCE REDUCTIONS

During the three months and six months ended June 30, 2015, we recorded a pre-tax charge of $355 and $676, respectively, for workforce reduction costs. Of the costs recorded in the three months ended June 30, 2015, $209 is included in cost of sales and $146 is included in selling, general and administrative expenses. Of the costs recorded in the six months ended June 30, 2015, $530 is included in cost of sales and $146 is included in selling, general and administrative expenses. We expect payments of all such costs to be completed by the first quarter of 2016.

The activity associated with our liability for workforce reduction costs during the six months ended June 30, 2015 was as follows:

As of December 31, 2014	$1,530
Charge for separation benefits	676
Acquisition of JRN Newspapers	1,727
Payments for separation benefits	(1,965)
As of June 30, 2015	$1,968

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

11 GUARANTEE

We provide a guarantee to Scripps for a loan of up to $1,400 made to Albuquerque Publishing Company ("APC") to fund the purchase of a printing press. APC must draw down funds by December 31, 2015. On January 1, 2016, accrued interest will be added to the loan balance and shall be amortized in equal payments, including interest and principal, commencing January 31, 2015 and concluding on December 31, 2020. As of June 30, 2015, our potential obligation pursuant to the guarantee was $950. As part of the loan agreement, we received a guarantee from Journal Publishing Company, our partner in APC.

12 EMPLOYEE BENEFIT PLANS

Prior to April 1, 2015, certain of the Company's employees participated in the Scripps defined benefit pension plans, its non-qualified Supplemental Executive Retirement Plan ("SERP") and its defined contribution plan. Scripps sponsored various noncontributory defined benefit pension plans covering substantially all full-time Scripps employees that began employment prior to June 30, 2008. Benefits earned by employees were generally based upon employee compensation and years of service credits. Effective June 30, 2009, Scripps froze the accrual of benefits under its defined benefit pension plans and its SERP that cover the majority of its employees. As of April 1, 2015, the defined benefit pension plans became an obligation of Scripps as part of the transactions and we retained SERP liabilities of newspaper employees.

Prior to April 1, 2015, the Company accounted for its participation in the Scripps pension plans as a participant in a multi-employer plan. Expense was determined on a participant basis and included in the condensed combined financial statements of the Company. As a participant in a multi-employer plan, no assets or liabilities were included in the Condensed Combined Balance Sheets of the Company other than contributions currently due and unpaid to the plans.

The Company also had four multi-employer plans that were historically sponsored directly by the Company's Memphis and Knoxville newspapers. On September 30, 2014, the plan sponsored by the Knoxville newspaper was merged into the Scripps sponsored plans. On December 31, 2014, the plans sponsored by the Memphis newspaper were merged into the Scripps sponsored plan. Since the Memphis and Knoxville plans are no longer directly sponsored by the Company, no liabilities of the four plans are recorded on the Company's balance sheet as of December 31, 2014 or June 30, 2015. Expense related to the multi-employer plans was $26 and $69 for the three months ended June 30, 2015 and 2014, respectively, and $50 and $150 for the six months ended June 30, 2015 and 2014, respectively.

In the second quarter of 2014, unions ratified our plan to withdraw from the Graphics Communication International Union (GCIU) Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted liability to be approximately $6,500 and in the second quarter of 2014 recorded a liability of $4,100 for the present value withdrawal liability. Pursuant to the transaction agreement, the withdrawal liability will be paid by Scripps and has been recorded in the statement of equity as a contribution from Parent.

Prior to April 1, 2015, the Company had accounted for its participation in the Scripps SERP as a separate stand-alone plan. Under this method, the Company has accounted for the allocation of the benefit obligations specifically related to its employees and its estimated portion of the plan assets, if any. The total SERP pension expense was allocated to the Company based on the Company's share of the service cost and benefit obligations, in addition to the expected return on its portion of the SERP assets. Effective April 1, 2015, the Company established a mirror plan and has recorded the liability and expenses for current and former newspaper employees.

Prior to April 1, 2015, Scripps also sponsored a defined contribution plan covering substantially all non-union and certain union employees. Scripps matched a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, Scripps began contributing additional amounts to certain employees' defined contribution retirement accounts in 2011. These transition credits were determined based upon the employee’s age, compensation and years of service. The Company allocated the expense for this plan on an individual participant basis and it is included in the condensed combined financial statements of the Company. Effective April 1, 2015, the Company established a mirror plan and has recorded the liability and expenses for current and former newspaper employees. Expense related to the defined contribution plan was $0 and $1,205 for the three months ended June 30, 2015 and 2014, respectively, and $996 and $2,276 for the six months ended June 30, 2015 and 2014, respectively.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by the Company and the union, or by union-sponsored multi-employer plans.

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

The components of the defined pension and benefit plan expense consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$3	$21	$3	$42
Interest cost	140	507	140	1,014
Expected return on plan assets, net of expenses	—	(475)	—	(950)
Amortization of actuarial (gain)/loss	17	60	17	120
Total for defined benefit plans sponsored by the Company	160	113	160	226
Allocated portion of Scripps sponsored defined benefit plans	—	503	1,222	1,006
Allocated portion of Scripps SERP	—	57	76	114
Net periodic benefit cost	160	673	1,458	1,346
Withdrawal for GCIU multi-employer plan	—	4,100	—	4,100
Defined pension and benefit plan expense	$160	$4,773	$1,458	$5,446

During the first six months of 2015, we contributed $136 to our non-qualified pension plans. We expect to contribute a total of $286 to our unfunded, non-qualified pension plans in 2015.

13 STOCK-BASED COMPENSATION

On March 30, 2015, our board of directors and shareholders approved the 2015 Journal Media Group Long-Term Incentive Plan (the "2015 Plan") for the purpose of attracting and retaining directors, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for performance. Subject to adjustment as provided in the 2015 Plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 2,000 shares, which may be awarded in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted shares awards, restricted share units, performance shares, performance units, other stock-based awards or dividend equivalents. The 2015 Plan also provides for the issuance of cash-based awards. As of June 30, 2015, there are 1,409 shares available for issuance under the 2015 Plan.

On May 11, 2015, the compensation committee of our board of directors approved the grant of common stock to non-employee directors under our 2015 Plan, which was made without any restrictions. We value unrestricted stock at the closing market price of our common stock on the grant date. In the second quarter of 2015, we granted 30 unrestricted shares at a weighted average fair value of $9.06.

On May 11, 2015, the compensation committee of our board of directors approved the grant of restricted share units ("RSUs") to employees under our 2015 Plan. The RSUs vest over a period of three years, and are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU. The RSUs do not have voting rights; however, they do have the right to receive dividend equivalents. We value RSUs at the closing market prices of our common stock on the grant date. In the second quarter of 2015, we granted 561 RSUs at a weighted average fair value of $7.98, all of which remain unvested as of June 30, 2015.

We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. During the three months ended June 30, 2015, we recognized $398 in stock-based compensation expense. As of June 30, 2015, total unrecognized compensation cost related to stock based awards was $4,353, which we expect to recognize over the remaining vesting period of 2.9 years. Stock-based compensation expense is reported in selling and administrative expenses in our consolidated statements of operations.

For periods prior to the April 1, 2015 separation date, certain employees were eligible to participate in the Scripps Long-Term Incentive Plan (the "Scripps Plan"). The Scripps Plan provided for the granting of non-qualified stock options, RSUs and restricted Class A Common shares. Stock-based compensation expense for participants in the Scripps Plan who were solely dedicated to newspapers operations are included within selling, general and administrative expense in our consolidated and combined financial statements. Stock based compensation attributable to the Scripps Plan and allocated to the Company was $0 and $312 for the three

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

months ended June 30, 2015 and 2014, respectively, and $216 and $1,076 for the six months ended June 30, 2015 and 2014, respectively.

14 TRANSACTIONS WITH SCRIPPS

Corporate-wide programs

Prior to the April 1, 2015 separation, Scripps Newspapers participated in a number of corporate-wide programs administrated by Scripps. These included participation in Scripps' centralized treasury function, insurance programs, employee benefit programs, workers' compensation programs and centralized service centers and other corporate functions.

Equity — Prior to April 1, 2015, equity in the Condensed Combined Balance Sheets includes the accumulated balance of transactions between Scripps and the Company including Scripps' investment and Scripps' interest in our cumulative retained earnings and are presented within Parent company equity and combined with accumulated other comprehensive loss to total Parent company investment. The amounts comprising the accumulated balance of transactions between us and Scripps include (i) the cumulative net assets attributed to us by Scripps, (ii) the cumulative net advances to Scripps representing our cumulative funds swept (net of funding provided by Scripps to us) as part of the centralized cash management program described further below, (iii) the cumulative charges (net of credits) allocated by Scripps to us for certain support services received by us and (iv) the transfer of defined benefit plans in 2014.

Centralized Cash Management — Prior to the separation, Scripps Newspapers participated in Scripps’ controlled disbursement system. The bank sent Scripps daily notifications of checks presented for payment and Scripps transfered funds from other sources to cover the checks. The cash balance held by Scripps was reduced as checks were issued. Accordingly, none of Scripps' cash and cash equivalents were assigned to Scripps Newspapers in the condensed combined financial statements. Further, outstanding checks issued by Scripps were not recorded as a liability once the check was signed, as the obligation became tied to the central cash management arrangement.

Corporate Allocation from Scripps — The Company was allocated estimates of Scripps Newspaper's portion of Scripps' corporate expenses for periods prior to the separation. The corporate allocation included costs related to support received from Scripps for certain corporate activities including: (i) executive management, (ii) corporate development, (iii) corporate relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) centralized accounting, and (xi) other Scripps corporate and infrastructure costs. For these services, actual costs incurred by Scripps were allocated to us based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization are impracticable, Scripps used other methods and criteria that are believed to be reasonable estimates of costs attributable to the Company, such as revenues.

For the three months ended June 30, 2015 and 2014, the Company was allocated $0 and $13,074, respectively, in expense allocations from Scripps for certain corporate support services. For the six months ended June 30, 2015 and 2014, the Company was allocated $11,717 and $27,513, respectively, in expense allocations from Scripps. These corporate support services are recorded within selling, general and administrative expense in our Condensed Consolidated and Combined Statements of Operations. Management believes that the basis used for the allocations are reasonable and reflect the portion of such costs attributed to our operations; however, the amounts are not representative of the costs necessary for us to operate as a separate stand-alone company. The Company is unable to determine what such costs would have been had the Company been independent. After April 1, 2015, the Company performed these functions using its own resources, Transition Services Agreements with Scripps, or purchased services.

Insurance — General insurance costs related to the Scripps Newspapers' participation in Scripps-sponsored risk management plans for (i) general liability, (ii) auto liability, and (iii) other insurance, such as property and media, were allocated, depending upon insurance type, prior to the separation. The allocated amounts were based on actuarially determined historical loss experience, vehicle count, headcount or proportional insured values for real and personal property replacement costs and business interruption.

Medical and Workers’ Compensation Benefit Plans — The Company participated in Scripps-sponsored employee benefit plans, including medical and workers’ compensation, prior to the separation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to the Company amounted to $0 and $5,499 in the three months ended June 30, 2015 and 2014, and $4,738 and $10,333 in the six months ended June 30, 2015 and 2014, respectively, and are allocated to cost of sales and selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Operations. While management believes the cost allocation methods

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

utilized for the benefit plans were reasonable and reflect the portion of such costs attributed to the Company, the amounts are not representative of the costs necessary for the Company to operate as a stand-alone business.

Other — We purchased newsprint and other items from Scripps prior to the separation. The prices charged were generally equal to prices that we would have been able to negotiate directly with unrelated parties. The total newsprint purchased was $0 and $7,465 for the three months ended June 30, 2015 and 2014, and $6,497 and $14,891 for the six months ended June 30, 2015 and 2014, respectively.

Agreements with Scripps

In connection with the separation, the following agreements became effective on or before April 1, 2015:

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Matters Agreements

Transition Services Agreement
The Transition Services Agreement provides for Scripps and Journal Media Group to provide services to each other on a compensated arms-length basis for a period of up to one year following the separation. The Company has incurred expenses of $1,624 for the three and six months ended June 30, 2015 related to these services, which are reported in cost of sales and selling, general and administrative costs in the consolidated and combined statements of operations. Journal Media Group provides payroll, broadcast billing, and information technology support and services to Scripps. The Company has recorded $500 of revenue related to these services for the three and six months ended June 30, 2015, which are reported in other revenues in the consolidated and combined statements of operations.

In addition to these services, Scripps continues to process and fund payroll for its former newspaper employees and Journal Media Group continues to process and fund payroll for the former broadcast employees of Journal. Also, each has paid various invoices on behalf of one another. As of June 30, 2015, we owe a net amount of $18,043 to Scripps for these payroll and other payments made on our behalf and services provided related to the Transition Service Agreement. This amount is recorded in other current liabilities and was paid in the third quarter of 2015.

Employee Matters Agreement
The Employee Matters Agreement provides for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between Scripps and the Company. The agreement provides that Scripps and the Company will each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also provides that Journal Media Group employees will participate in mirror plans of the Scripps benefit plans during a transition period through December 31, 2015.

Tax Matters Agreements
The Tax Matters Agreements set forth the allocations and responsibilities of Scripps and Journal Media Group with respect to liabilities for federal, state and local income taxes for periods before and after the separation, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the separation was taxable. Generally, Scripps is responsible for taxes for periods prior to the separation and we are responsible for taxes for our operations after the separation. On April 1, 2015, in connection with the retention of the prior net operating loss carryforward by Scripps, the Company was allocated a net deferred tax liability of $14,634 related to the Scripps Newspapers.

The Company will indemnify Scripps for all damages, liabilities and expenses arising out of any tax imposed with respect to either the Scripps or Journal newspaper spin-off if such tax is attributable to any act, any failure to act or any omission by us or any of our subsidiaries. Scripps will indemnify the Company for all damages, liabilities and expenses relating to pre-closing taxes or taxes imposed on us or our subsidiaries because Scripps Spinco or Journal Spinco was part of the consolidated return of the applicable parent company, and the Company will indemnify Scripps for all damages, liabilities and expenses relating to post-closing taxes of us or our subsidiaries.

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

15 ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2014	$(2,604)	$(178)	$(2,782)
Amounts reclassified from accumulated other comprehensive loss
Actuarial (gain) loss (a), net of tax of $0	—	—	—
Net current-period other comprehensive income (loss)	—	—	—
Ending balance, March 31, 2015	(2,604)	(178)	(2,782)
Amounts reclassified from accumulated other comprehensive loss
Actuarial (gain) loss (a), net of tax of $7	11	—	11
Net current-period other comprehensive income (loss)	11	—	11
Ending balance, June 30, 2015	$(2,593)	$(178)	$(2,771)

	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2013	$(13,257)	$62	$(13,195)
Amounts reclassified from accumulated other comprehensive loss
Actuarial (gain) loss (a), net of tax of $94	154	—	154
Net current-period other comprehensive income (loss)	154	—	154
Ending balance, March 31, 2014	(13,103)	62	(13,041)
Amounts reclassified from accumulated other comprehensive loss
Actuarial (gain) loss (a), net of tax of $0	—	—	—
Net current-period other comprehensive income (loss)	—	—	—
Ending balance, June 30, 2014	$(13,103)	$62	$(13,041)

(a) Included in defined pension and benefit plan expense in the Condensed Consolidated and Combined Statements of Operations

16 SUBSEQUENT EVENTS

On August 13, 2015, the Board of Directors declared a cash dividend of $0.06 per share, payable on September 4, 2015, to shareholders of record as of the close of business on August 24, 2015.

On August 13, 2015, the Board of Directors also authorized a share repurchase program of up to $25 million of our outstanding Common Stock over the next 36 months. Under the program, share repurchases may be made at the discretion of the Company, from time to time, in the open market and/or in private transactions. Share purchases by the Company will depend on market conditions, share price, trading volume and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the second quarter ended June 30, 2015, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2014.

More information regarding our business is available at www.journalmediagroup.com. We are not including the information contained in our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own internet access charges, through a link appearing on our website. We provide access to such material through our website as soon as reasonable practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to our outlook or expectations for earnings, revenues, results of operations, financing plans, expenses, competitive position or other future financial or business performance, strategies or expectations or the impact of legal or regulatory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

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

Background

Journal Media Group was incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers and separation on April 1, 2015, Scripps and Journal each owned 50% of our common stock. We were formed in anticipation of the newspaper mergers and, as of April 1, 2015, we own subsidiaries that own and operate the former newspaper publishing businesses of Scripps and Journal. In this Quarterly Report on Form 10-Q, we refer to the newspapers published by subsidiaries of Scripps as the “Scripps Newspapers” and to the newspapers published by subsidiaries of Journal as the “Journal Newspapers" or "JRN Newspapers.”

Since our inception, and until April 1, 2015, our activities were limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014 and the first quarter of 2015, we conducted no business operations or owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers and separation on April 1, 2015 arose from the issuance at inception of two shares of our common stock, one to Scripps and one to Journal. We did not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers and separation on April 1, 2015. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Quarterly Report on Form 10-Q for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers. All financial statements and related disclosures for the period April 1, 2015 to June 30, 2015 consist of financial condition and results of operations of Journal Media Group.

Scripps Newspapers condensed combined financial statements, for periods prior to April 1, 2015, have been “carved-out” from the consolidated financial statements of Scripps and reflect assumptions and allocations made by Scripps. Scripps Newspapers carve-out financial statements include all revenues, costs, assets and liabilities that are directly attributable to the business. In addition, certain expenses reflected in Scripps Newspapers carve-out financial statements are an allocation of corporate expenses from Scripps. Such expenses include, but are not limited to, centralized support functions including finance, legal, information technology, human resources, and insurance as well as stock-based compensation. These expenses have been allocated to Scripps Newspapers on the basis of direct usage when identifiable and allocated based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization are impracticable, Scripps used other methods and criteria that are believed to be reasonable estimates of costs attributable to the companies, such as revenues.

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

Upon completion of the newspaper mergers and separation on April 1, 2015, Journal Media Group's common stock was listed for trading on the NYSE under ticker symbol "JMG." The former Scripps shareholders held approximately 59% and the former Journal shareholders held approximately 41% of the outstanding common stock of Journal Media Group, calculated on a fully-diluted basis, immediately following the newspaper mergers and separation on April 1, 2015.

Overview of Journal Media Group

Following completion of the transactions and separation on April 1, 2015, Journal Media Group is a media enterprise with interests in newspapers and local digital media sites. With the ultimate goal of informing, engaging, and empowering readers in the communities we serve, we provide news, information and value to customers, employees and advertisers. We serve audiences and businesses through a portfolio of print and digital media brands, including 17 daily newspapers in 14 markets across the United States, and operate an expanding collection of local digital journalism and information businesses.

We have a bundled-subscription model in all of its newspaper markets. Under the bundled model, subscribers receive access to all newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions.

We expect to face continued challenges from declines in demand for our printed products. We expect print subscriptions will continue to face pressure as readers find alternative sources to obtain news and information content, including on mobile and other digital platforms. This expected decline in circulation may impact revenue as subscription price increases are unlikely to offset declining subscription volumes and advertising revenue may decline as fewer newspaper inserts are delivered with the printed newspaper. In an effort to minimize customer churn and maximize profitability, we have and will continue to use analysis of customer price sensitivity.

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

A portion of our revenue is based on commercial printing and the delivery of other publications, which have experienced the same challenges that our newspapers experience. As our commercial customers reduce page counts and experience declines in circulation, our revenue may also decline. We expect to continue exploring new commercial print and delivery opportunities as our potential customers explore ways to defer capital expenditures for print facilities and explore other cost reduction strategies.

Following the April 1, 2015 separation, we started operating on a number of different front-end / business systems. We expect that, over time, we will be able to standardize many of these systems (advertising, circulation, editorial, etc.) and harmonize related business processes. Support and other system functions can also be centralized and managed with fewer employees and other related costs. We can also continue to explore changes to our products, such as reduced page size and other efficiencies such as combining sections to drive newsprint and production savings.

Finally, management expects to explore the acquisition of publications in additional markets where there is a strategic fit and appropriate financial return.

Basis of Presentation

The accompanying condensed combined financial information for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers. The accompanying financial information for the period April 1, 2015 to June 30, 2015 consist of the financial condition and results of operations of Journal Media Group.

Journal Media Group operations consist of daily and community newspapers in 14 markets across the United States. The newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. The newspapers operate in small and mid-size markets, focusing on news coverage within their local markets. Advertising and subscription revenues provide substantially all of the operating revenues for each newspaper market, and employee, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The daily newspapers published by Journal Media Group are the Milwaukee (WI) Journal Sentinel, the Abilene (TX) Reporter-News, the Anderson (SC) Independent-Mail, the Corpus Christi (TX) Caller-Times, the Evansville (IN) Courier & Press, the Henderson (KY) Gleaner, the Kitsap (WA) Sun, the Knoxville

(TN) News Sentinel, the Memphis (TN) Commercial Appeal, the Naples (FL) Daily News, the Redding (CA) Record-Searchlight, the San Angelo (TX) Standard-Times, the Treasure Coast (FL) News/Press/Tribune, the Ventura County (CA) Star and the Wichita Falls (TX) Times Record News. The business also includes a 40% ownership in the Albuquerque Publishing Company, which publishes the Albuquerque Journal (NM).

Historically, separate financial statements have not been prepared for Scripps Newspapers. These condensed combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of Scripps Newspapers for the periods presented prior to April 1, 2015, as Scripps Newspapers was historically managed within Scripps (the "Parent"). The condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Scripps. The condensed combined financial statements are prepared in accordance with GAAP. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable (see Note 14 to the condensed consolidated and combined financial statements). However, such expenses may not be indicative of the actual level of expense that would have been incurred had Scripps Newspapers operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Scripps Newspapers' combined financial position, results of operations and cash flows had Scripps Newspapers operated as a stand-alone entity during the periods presented prior to April 1, 2015.

The condensed consolidated and combined financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited combined financial statements, including the notes thereto included in our Form 10-K for the year ended December 31, 2014. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Results of Operations

Three Months Ended June 30, 2015 and 2014
Our revenue for the three months ended June 30, 2015 was $115.8 million, an increase of $23.6 million, or 25.6% compared to $92.2 million for the three months ended June 30, 2014, primarily driven by the acquisition of Journal Newspapers. Our operating earnings for the three months ended June 30, 2015 was $3.7 million, an increase of $13.8 million compared to a loss of $10.1 million in the three months ended June 30, 2014, primarily driven by lower corporate cost allocations and the acquisition of Journal Newspapers.

The following table presents our total revenue, total operating costs and expenses, selling and administrative expenses and total operating earnings (loss) as a percent of total revenue for the three months ended June 30, 2015 and 2014:

	2015	Percent of Total Revenue	2014	Percent of Total Revenue
	(dollars in millions)
Revenue:
Advertising and marketing services	$67.4	58.2%	$57.0	61.8%
Subscription	39.3	33.9%	29.7	32.2%
Other	9.1	7.9%	5.5	6.0%
Total revenue	115.8	100.0%	92.2	100.0%
Operating costs and expenses:
Cost of sales (exclusive of items below)	60.1	51.9%	51.0	55.3%
Selling, general and administrative	46.4	40.1%	42.4	46.0%
Defined pension and benefit plan expense	0.2	0.1%	4.8	5.2%
Depreciation and amortization	5.4	4.6%	4.1	4.5%
Total operating costs and expenses	112.1	96.7%	102.3	111.0%
Operating earnings (loss)	$3.7	3.3%	$(10.1)	(11.0)%

Revenue

Advertising and marketing services revenue increased $10.4 million, or 18.3% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of $16.8 million of revenue related to the Journal acquisition, partially offset by a decline in revenue as a result of continued secular changes in the demand for print advertising.

Subscriptions include fees paid by readers for access to content in print and digital formats. We offer bundled subscriptions where our subscribers receive access to all of our newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. As of June 30, 2015, we had approximately 50,000 digital-only subscribers across all of our markets. Subscription revenue increased $9.6 million, or 32.2% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of $10.7 million of revenue related to the Journal acquisition, partially offset by a decline in the number of newspaper subscriptions.

Other revenues, including commercial printing and distribution services, increased by $3.6 million, or 64.8% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of $4.6 million of revenue related to the Journal acquisition. We experienced a $1.0 million loss from two large commercial print customers at the former Scripps properties.

Cost of Sales

Our cost of sales for the three months ended June 30, 2015 was $60.1 million, an increase of $9.1 million, or 17.9% compared to $51.0 million for the three months ended June 30, 2014. The increase was a result of $18.8 million of expense related to the Journal acquisition, partially offset by declines in employee costs, newsprint, and other variable production and distribution costs.

Selling, General and Administrative
Our selling and administrative expenses for the three months ended June 30, 2015 was $46.4 million, an increase of $4.0 million, or 9.4% compared to $42.4 million for the three months ended June 30, 2014 as a result of $5.9 million of expense related to the Journal acquisition, partially offset by declines in employee costs and other variable production and distribution costs.

For periods prior to April 1, 2015, the condensed combined financial statements include expense allocations from the Parent of Scripps Newspapers for certain corporate support services, which are recorded within selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Operations. Management believes that the basis used for the allocations is reasonable and reflects the portion of such costs attributed to Scripps Newspapers operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. Management is unable to determine what such costs would have been had Scripps Newspapers been independent.

The corporate allocation included costs related to support Scripps Newspapers received from its Parent for certain corporate activities including: (i) executive management, (ii) corporate development, (iii) corporate relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) centralized accounting, and (xi) other Parent corporate and infrastructure costs. For these services, actual costs incurred by the Parent were allocated to Scripps Newspapers based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization were impracticable, Scripps Newspapers used other methods and criteria that are believed to be reasonable estimates of costs attributable to the Scripps Newspapers, such as net sales.

Other Income and Expense and Income Taxes

Other income and expense was immaterial in both the three months ended June 30, 2015 and 2014.

Our effective tax rate for the three months ended June 30, 2015 and 2014 was 8.2% and (0.1)%, respectively. Our low effective tax rate for the three months ended June 30, 2015 is attributable primarily to the tax benefit of applying the annual effective tax rate to the first quarter loss. This benefit was partially offset by a discrete tax charge of $298 in the second quarter, which is primarily related to the impact of the transactions on our state deferred tax liability. The low tax rate for the three months ended June 30, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

Net Earnings (Loss)

Our net earnings for the three months ended June 30, 2015 was $3.3 million, an improvement of $13.8 million compared to a net loss of $10.5 million for the three months ended June 30, 2014. The increase was due to an increase in revenue for the reasons described above.

Earnings per Share

Basic and diluted net earnings per share were $0.13 in the three months ended June 30, 2015.

EBITDA

EBITDA for the three months ended June 30, 2015 was $9.1 million, an improvement of $15.2 million compared to $(6.1) million for the three months ended June 30, 2014. We define EBITDA as net earnings (loss) excluding earnings from discontinued operations, net, provision for income taxes, total other (income) expense, net (which is comprised of interest income and expense), depreciation and amortization. Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry. EBITDA is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the three months ended June 30, 2015 and 2014:

	2015	2014
	(dollars in millions)
Net earnings (loss) (1)	$3.3	$(10.5)
Provision for income taxes	0.3	—
Total other expense, net	0.1	0.3
Depreciation and amortization	5.4	4.1
EBITDA	$9.1	$(6.1)

(1) Included in net earnings for the three months ended June 30, 2015 are transition and integration costs of $3.8 million, workforce reduction charges of $0.4 million and impairment charges of $0.3 million. Included in the net loss for the three months ended June 30, 2014 are workforce reduction charges of $0.2 million.

The increase in EBITDA is consistent with the increase in operating earnings for the reasons described above.

Six Months Ended June 30, 2015 and 2014
Our revenue for the six months ended June 30, 2015 was $207.3 million, an increase of $16.6 million, or 8.7% compared to $190.7 million for the six months ended June 30, 2014, primarily due to the acquisition of Journal Newspapers. Our consolidated operating earnings for the six months ended June 30, 2015 was $0.0 million, an increase of $13.7 million, or 100.2% compared to a net loss of $13.7 million for the six months ended June 30, 2014, primarily driven by lower corporate cost allocations and the acquisition of Journal Newspapers.

The following table presents our total revenue, total operating costs and expenses, selling and administrative expenses and total operating earnings (loss) as a percent of total revenue for the six months ended June 30, 2015 and 2014:

	2015	Percent of Total Revenue	2014	Percent of Total Revenue
	(dollars in millions)
Revenue:
Advertising and marketing services	$122.5	59.1%	$116.9	61.3%
Subscription	70.5	34.0%	62.0	32.5%
Other	14.3	6.9%	11.8	6.2%
Total revenue	207.3	100.0%	190.7	100.0%
Operating costs and expenses:
Cost of sales (exclusive of items below)	109.2	52.7%	103.4	54.2%
Selling, general and administrative	87.3	42.1%	87.1	45.7%
Defined pension and benefit plan expense	1.5	0.7%	5.5	2.9%
Depreciation and amortization	9.3	4.5%	8.4	4.4%
Total operating costs and expenses	207.3	100.0%	204.4	107.2%
Operating earnings (loss)	$—	—%	$(13.7)	(7.2)%

Revenue

Advertising and marketing services revenue increased $5.6 million, or 4.8% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of $16.8 million of revenue related to the Journal acquisition, partially offset by a decline in revenue as a result of continued secular changes in the demand for print advertising.

Subscriptions include fees paid by readers for access to content in print and digital formats. We offer bundled subscriptions where our subscribers receive access to all of our newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. As of June 30, 2015, we had approximately 50,000 digital-only subscribers across all of our markets. Subscription revenue increased $8.5 million, or 13.7% in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of $10.7 million of revenue related to the Journal acquisition, partially offset by a decline in the number of newspaper subscriptions.

Other revenues, including commercial printing and distribution services, increased by $2.5 million, or 20.4% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of $4.6 million of revenue related to the Journal acquisition. We experienced a $1.0 million loss from two large commercial print customers at the former Scripps properties.

Cost of Sales

Our cost of sales for the six months ended June 30, 2015 was $109.2 million, an increase of $5.8 million, or 5.6% compared to $103.4 million for the six months ended June 30, 2014 as a result of $18.8 million of expense related to the Journal acquisition, partially offset by declines in employee costs, newsprint, and other variable production and distribution costs.

Selling, General and Administrative
Our selling and administrative expenses for the six months ended June 30, 2015 was $87.3 million, an increase of $0.2 million, or 0.2% compared to $87.1 million for the six months ended June 30, 2014 as a result of $5.9 million of expense related to the Journal acquisition, partially offset by declines in employee costs and other variable production and distribution costs.

Other Income and Expense and Income Taxes

Other income and expense was immaterial in the six months ended June 30, 2015 and 2014.

Our effective tax rate for the six months ended June 30, 2015 and 2014 was 223.7% and (0.1)%, respectively. Our high effective tax rate for the six months ended June 30, 2015 is attributable primarily to a discrete tax charge of $298 in the second quarter, primarily related to the impact of the transactions on our state deferred tax liability. Due to the low level of income for the six month period, this charge increased our rate to 223.7%. The low tax rate for the six months ended June 30, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

Net Earnings (Loss)

Our net loss for the six months ended June 30, 2015 was $0.2 million, an improvement of $14.2 million, or 98.5% compared to a net loss of $14.4 million for the six months ended June 30, 2014. The improvement was due to an increase in revenue for the reasons described above.

Earnings (Loss) per Share

Basic and diluted net loss per share were $(0.01) in the six months ended June 30, 2015.

EBITDA

EBITDA for the six months ended June 30, 2015 was $9.4 million, an improvement of $14.7 million compared to $(5.3) million for the six months ended June 30, 2014.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the six months ended June 30, 2015 and 2014:

	2015	2014
	(dollars in millions)
Net loss (1)	$(0.2)	$(14.4)
Provision for income taxes	0.4	—
Total other (income) expense, net	(0.1)	0.7
Depreciation and amortization	9.3	8.4
EBITDA	$9.4	$(5.3)

(1) Included in net loss for the six months ended June 30, 2015 are transition and integration costs of $3.8 million, workforce reduction charges of $0.7 million and impairment charges of $0.3 million. Included in net loss for the six months ended June 30, 2014 are workforce reduction charges of $0.2 million.

The increase in EBITDA is consistent with the increase in operating earnings for the reasons described above.

Liquidity and Capital Resources

Prior to April 1, 2015, Scripps Newspapers participated in its Parent's controlled disbursement system, pursuant to which the bank sent daily notifications of checks presented for payment and transfered funds from other sources to cover the checks. Scripps Newspapers cash balance held by its Parent was reduced as checks were issued. Accordingly, none of the Parent's cash and cash equivalents has been assigned to Scripps Newspapers in the condensed combined financial statements. Further, outstanding checks issued by the Parent were not recorded as a liability when the check was signed, as the obligation became tied to the central cash management arrangement.
Beginning April 1, 2015, our capital structure and sources of liquidity were significantly different from Scripps Newspapers historical capital structure. If our cash flows from operating activities are lower than expected, we may need to borrow under our line of credit, incur debt or issue additional equity. Although we have a credit facility to finance our operations, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) our credit rating or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. We expect our future cash needs will be for working capital, capital expenditures, contractual commitments and strategic investments.

On April 1, 2015, we entered into a five-year credit agreement maturing on April 1, 2020. The credit agreement provides for a revolving credit facility with total aggregate commitments of $50 million. As of June 30, 2015, there were no borrowings outstanding. For additional information, see Note 9 - Long-Term Debt.
We expect that cash provided by operating activities and the available capacity under our line of credit will provide sufficient funds to operate our business and meet our other liquidity needs for at least the next twelve months.

Workforce Reductions

We expect that our liability for workforce reduction costs of $2.0 million as of June 30, 2015 will be paid by March 31, 2016. The activity associated with our liability for workforce reduction costs during the six months ended June 30, 2015 was as follows:

As of December 31, 2014	$1.5
Charge for separation benefits	0.7
Acquisition of JRN Newspapers	1.7
Payments for separation benefits	(1.9)
As of June 30, 2015	$2.0

Dividends Declared

On August 13, 2015, the Board of Directors declared a cash dividend of $0.06 per share, payable on September 4, 2015, to shareholders of record as of the close of business on August 24, 2015.

Share Repurchase Program

On August 13, 2015, the Board of Directors also authorized a share repurchase program of up to $25 million of our outstanding Common Stock over the next 36 months. Under the program, share repurchases may be made at the discretion of the Company, from time to time, in the open market and/or in private transactions. Share purchases by the Company will depend on market conditions, share price, trading volume and other factors.

Cash Flows

Operating Activities

Cash provided by operating activities was $33.8 million in the six months ended June 30, 2015 compared to $3.0 million in the six months ended June 30, 2014. The increase was primarily due to cash provided by working capital, including $18.0 million that we owe to Scripps as of June 30, 2015 for payroll processing and other payments made on our behalf, which was subsequently paid in the third quarter of 2015.

Investing Activities

Cash provided by investing activities was $7.9 million in the six months ended June 30, 2015 compared to cash used in investing activities of $0.9 million in the six months ended June 30, 2014, primarily driven by $10.5 million in cash acquired as part of the Journal acquisition, partially offset by capital expenditures. Capital expenditures were $2.0 million in the six months ended June 30, 2015 compared to $0.9 million in the six months ended June 30, 2014. Our capital expenditures in the six months ended June 30, 2015 were primarily for information technology and production equipment.

Financing Activities

Cash used in financing activities was $0.5 million in the six months ended June 30, 2015 compared to $2.1 million in the six months ended June 30, 2014. Financing activities for the six months ended June 30, 2015 included a dividend payment of $1.0 million and $0.6 million in financing costs related to the credit facility entered into on April 1, 2015. We have not drawn on our credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires Journal Media Group to make a variety of decisions that affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, Journal Media Group applies judgment based on its understanding and analysis of the relevant circumstances, including its historical experience, actuarial studies and other assumptions. Journal Media Group is committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the condensed consolidated and combined financial statements.

A summary of our significant accounting policies are described in Note 2 of our combined financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of business combinations, described below.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, tradenames and developed technology and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Recently Issued Accounting Standards

A summary of the recently issued accounting standards are described in Note 3 - Recently-Issued Accounting Standards of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We do not believe that any such unresolved legal actions and claims will materially adversely affect our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION

On August 11, 2015, the Board of Directors adopted and approved the Journal Media Group, Inc. Executive Severance and Change in Control Plan (the “Severance Plan”), which provides severance protections to certain key executive officers of the Company (other than our Chief Executive Officer). The following brief description of the terms and conditions of the Severance Plan is qualified in its entirety by reference to the Severance Plan, a copy of which is filed as Exhibit 10 to this Quarterly Report on Form 10-Q.

In the event of the termination of a participating officer’s employment by the Company without cause or a termination by the participant for good reason, in either case prior to a change in control of the Company or more than two years after a change in control, the participant would receive (i) a pro-rated annual incentive for the year of termination, (ii) a lump sum amount equal to the sum of the participant’s annual base salary and target annual incentive, (iii) a lump sum amount equal to the annual cost to obtain health care coverage under COBRA, and (iv) accelerated vesting of time-based equity awards (in full) and performance-based equity awards (on a pro-rated basis based on actual performance results).

In the event of the termination of a participating officer’s employment by the Company without cause or a termination by the participant for good reason, in either case within two years after a change in control of the Company, the participant would receive (i) a pro-rated annual incentive for the year of termination, (ii) a lump sum amount equal to 1.5 times the sum of the participant’s annual base salary and target annual incentive, (iii) a lump sum amount equal to 1.5 times the annual cost to obtain health care coverage under COBRA, and (iv) accelerated vesting of equity awards as provided under terms of the Company’s Long-Term Incentive Plan.

In the event of a termination of employment due to death or disability, a participating officer would receive (i) a pro-rated annual incentive for the year of termination, (ii) accelerated vesting of time-based equity awards (in full) and performance-based equity awards (on a pro-rated basis assuming on “target” performance), and (iii) in the event of a termination for disability (and not as a result of death) a lump sum payment equal to the participant’s annual base salary.

In order to receive severance benefits under the Severance Plan, a participating officer must agree to a release of claims against the Company. As a condition of participation in the Severance Plan, each eligible officer must also agree that during employment and for one year after termination of employment, the participant will not compete with the Company, solicit Company employees to terminate their employment with the Company or disclose trade secrets or confidential information of the Company.

The Severance Plan defines a “change in control” of the Company in the same manner as that term is defined in the Company’s Long-Term Incentive Plan. In the event that an excise tax would be imposed on a participant under Sections 280G and 4999 of the Internal Revenue Code (whether as a result of severance under the Severance Plan or otherwise), then payments and benefits provided by the Company to the participant in connection with the change in control will either be reduced to a level such that the excise tax will not apply or will be paid in full (subject to the application of the excise tax), depending upon which approach will result in the greater net after-tax benefit to the participant.

The Severance Plan is administered by the Compensation Committee of the Board of Directors, and eligibility to participate in the Severance Plan is limited to certain key employees designated by the Compensation Committee. As of the adoption of the Severance Plan, the following key executive officers of the Company have been designated as eligible to participate in the Severance Plan:

•	Jason Graham, our Senior Vice President, Chief Financial Officer and Treasurer;

•	Marty Ozolins, our Vice President and Controller;

•	Hillary Ebach, our Vice President, General Counsel and Corporate Secretary;

•	Trina Jashinsky, our Vice President, Human Resources;

•	Elizabeth Averyt, our Vice President, Regional Publisher - Journal Media Group;

•	George Cogswell, our Vice President, Regional Publisher - Journal Media Group; and

•	William Barker, our Vice President, Regional Publisher - Journal Media Group.

As a condition of their respective participation in the Severance Plan: (i) Jason Graham’s Change in Control Agreement dated May 8, 2014, which was assumed by the Company at the time of the consummation of the transactions on April 1, 2015, was terminated by agreement of the Company and Mr. Graham; (ii) Marty Ozolins agreed to waive any right to receive severance payments or benefits under the Company’s Severance and Retention Guidelines for Certain Former Journal Communications, Inc. Employees; and (iii) Elizabeth Averyt, George Cogswell and William Barker must agree to waive any right to continue to participate in and to receive severance payments or benefits under the Company’s Executive Severance Plan and the Company’s Retention Plan for Publishers.

The Severance Plan generally may be amended or terminated by the Compensation Committee at any time, and the Compensation Committee generally may remove a participant from the Severance Plan by written notice at least 180 days prior to removal. However, the Severance Plan may not be terminated or amended, and participants may not be removed, within two years after a change in control in a manner that would adversely affect the rights of any participants. Further, if a change in control occurs within one year after the termination or amendment of the Severance Plan that would adversely affect the rights of participants (including the removal of a participant), that termination or amendment will not be effective.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL MEDIA GROUP, INC.

Dated: August 14, 2015	By:	/s/ Timothy E. Stautberg
Timothy E. Stautberg
President and Chief Executive Officer

JOURNAL MEDIA GROUP, INC.

Dated: August 14, 2015	By:	/s/ Jason R. Graham
Jason R. Graham
Senior Vice President, Chief Financial Officer and Treasurer

JOURNAL MEDIA GROUP, INC.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10	Journal Media Group, Inc. Executive Severance and Change in Control Plan
31.1	Section 302 Certifications
31.2	Section 302 Certifications
32	Section 906 Certification
101
The following materials from Journal Media Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Combined Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Unaudited Condensed Combined Statements of Operations for the Quarters Ended June 30, 2015 and 2014; (iii) the Unaudited Condensed Combined Statements of Comprehensive Income for the Quarters Ended June 30, 2015 and 2014; (iv) the Unaudited Condensed Combined Statement of Equity for the Quarters Ended June 30, 2015 and 2014; (v) the Unaudited Condensed Combined Statements of Cash Flows for the Quarters Ended June 30, 2015 and 2014; and (vii) Notes to the Unaudited Condensed Combined Financial Statements, filed herewith.