Form 10-Q
period 2015-09-30
Journal Media Group, Inc.
filed 2015-11-13
CIK 1622893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015     OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 6, 2015, there were 24,407,533 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

JOURNAL MEDIA GROUP, INC.
INDEX

			Page No.

Part 1.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated and Combined Balance Sheets as of September 30, 2015 and December 31, 2014	3

		Unaudited Condensed Consolidated and Combined Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014	4

		Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014	5

		Unaudited Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2015	6

		Unaudited Condensed Combined Statement of Equity for the Nine Months Ended September 30, 2014	7

		Unaudited Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	8

		Notes to Unaudited Condensed Consolidated and Combined Financial Statements	9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	Other Information

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

	Item 3.	Defaults Upon Senior Securities	33

	Item 4.	Mine Safety Disclosures	33

	Item 5.	Other Information	33

	Item 6.	Exhibits	33

		Signatures	34

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

Pursuant to the master transaction agreement, Scripps and Journal, through a series of transactions, (i) separated Journal’s newspaper business pursuant to a spin-off of Journal Spinco to the shareholders of Journal (the "Journal newspaper spin-off"), (ii) separated Scripps’ newspaper business pursuant to a spin-off of Scripps Spinco to the shareholders of Scripps (the "Scripps newspaper spin-off" and together with the Journal newspaper spin-off, the "spin-offs"), (iii) combined these two spun-off newspaper businesses through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group (the "newspaper mergers"), and (iv) then merged Journal with and into a wholly owned subsidiary of Scripps (we sometimes refer to the spin-offs, mergers and other transactions contemplated by the master transaction agreement, taken as a whole, as the "transactions"). Upon consummation on April 1, 2015, the transactions resulted in two separate public companies: one, Journal Media Group, continuing the combined newspaper businesses of Journal and Scripps; and the other, Scripps, continuing the combined broadcast businesses of Journal and Scripps. In connection with the transactions, each share of Journal class A common stock and Journal class B common stock outstanding on the share exchange record date received 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share outstanding received 0.2500 shares of Journal Media Group common stock. Immediately following completion of the transactions on April 1, 2015, holders of Journal’s common stock owned approximately 41% of the common shares of Journal Media Group and approximately 31% of the common shares of Scripps, in the form of Scripps class A common shares, with the remaining common shares of each entity owned by the Scripps shareholders. Pursuant to the master transaction agreement, prior to the completion of the transactions, Journal contributed to Journal Spinco $10.0 million in cash and Scripps distributed a special cash dividend in the aggregate amount of $60.0 million to the holders of its common shares (and certain common share equivalents in the form of restricted share units held by Scripps employees). Scripps class A shares issued in the broadcast merger to Journal shareholders did not participate in the Scripps special cash dividend.

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

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to "we," "us" and "our" with respect to periods before the April 1, 2015 consummation of the newspaper mergers refer to the business and operations of the Scripps Newspapers, as our predecessor, and references to the "Company," "Journal Media Group," "we," "us" and "our" with respect to periods after the consummation of the newspaper mergers refer to Journal Media Group and its consolidated subsidiaries.

In this Quarterly Report on Form 10-Q we also sometimes refer to the April 1, 2015 newspaper mergers that created Journal Media Group as the "separation."

On October 7, 2015, Gannett Co., Inc. ("Gannett") and Journal Media Group announced that they had entered into a definitive merger agreement. For further information, see Note 16 - Subsequent Events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,075	$—
Receivables, net	44,498	36,958
Inventories	7,697	6,184
Prepaid expenses and other current assets	10,821	1,937
Deferred income taxes	2,318	—
Total current assets	88,409	45,079
Property, plant and equipment (less accumulated depreciation of $266,064 and $256,603, respectively)	248,490	185,548
Goodwill	9,030	—
Other intangible assets, net	11,152	2,001
Other assets	4,113	2,018
Total assets	$361,194	$234,646
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,417	$10,573
Accrued compensation and benefits	22,358	12,404
Deferred revenue	33,219	21,136
Other current liabilities	6,698	4,097
Total current liabilities	77,692	48,210
Accrued employee compensation and benefits	4,068	4,201
Accrued pension and retirement benefits	14,674	5,318
Deferred income taxes	16,985	—
Multi-employer plan withdrawal liability	—	4,100
Other long-term liabilities	4,561	3,570
Equity:
Stockholders' equity:
Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding: 24,407,533 shares at September 30, 2015	244	—
Preferred stock - $0.01 par value, authorized 10,000,000 shares; issued and outstanding: 0 shares at September 30, 2015	—	—
Additional paid-in capital	243,631	—
Parent company equity	—	169,575
Accumulated other comprehensive loss	(3,451)	(2,782)
Retained earnings	336	—
Total stockholders' equity	240,760	166,793
Non-controlling interests	2,454	2,454
Total equity	243,214	169,247
Total liabilities and equity	$361,194	$234,646
See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenue:
Advertising and marketing services	$63,021	$51,160	$185,524	$168,020
Subscriptions	38,658	28,738	109,201	90,736
Other	8,627	4,645	22,873	16,474
Total revenue	110,306	84,543	317,598	275,230
Operating costs and expenses:
Costs of sales (exclusive of items shown below)	60,030	50,551	169,250	153,967
Selling, general and administrative	44,782	37,271	132,121	124,409
Defined pension and benefit plan expense	158	673	1,616	6,119
Depreciation and amortization	5,934	4,489	15,183	12,888
Total operating costs and expenses	110,904	92,984	318,170	297,383
Operating loss	(598)	(8,441)	(572)	(22,153)
Other expense, net	(550)	(415)	(399)	(1,082)
Loss before income taxes	(1,148)	(8,856)	(971)	(23,235)
Provision (benefit) for income taxes	(660)	197	(264)	213
Net loss	$(488)	$(9,053)	$(707)	$(23,448)

Loss per share:
Basic	$(0.02)	$(0.63)	$(0.05)	$(1.62)
Diluted	$(0.02)	$(0.63)	$(0.05)	$(1.62)

Dividends declared per share	$0.06	$—	$0.10	$—
See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(488)	$(9,053)	$(707)	$(23,448)
Changes in defined benefit pension and benefit plans, net of tax of $7, $0, $14 and $94, respectively	11	—	22	154
Immaterial prior period change in defined benefit pension plan for an unconsolidated company, net of tax of $451	(691)	—	(691)	—
Total comprehensive loss	$(1,168)	$(9,053)	$(1,376)	$(23,294)
See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2015
(in thousands)

	Common Stock	Additional Paid-in Capital	Parent Company Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Equity

As of December 31, 2014	$—	$—	$169,575	$(2,782)	$—	$2,454	$169,247
Net earnings (loss)	—	—	(3,542)	—	2,835	—	(707)
Immaterial prior period change in defined benefit pension plan for an unconsolidated company, net of tax	—	—	—	(691)	—	—	(691)
Changes in defined benefit pension and benefit plans, net of tax	—	—	—	22	—	—	22
Dividends paid to shareholders	—	—	—	—	(2,499)	—	(2,499)
Conversion of Parent equity	—	28,588	(28,588)	—	—	—	—
Transfers to/from Parent	—	—	(10,283)	—	—	—	(10,283)
Distribution of JMG stock to:
JRN shareholders	99	87,263	—	—	—	—	87,362
Scripps shareholders	145	127,017	(127,162)	—	—	—	—
Stock-based compensation	—	763	—	—	—	—	763
Balance as of September 30, 2015	$244	$243,631	$—	$(3,451)	$336	$2,454	$243,214

See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Combined Statement of Equity
For the Nine Months Ended September 30, 2014
(in thousands)

	Parent Company Equity	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity

As of December 31, 2013	$198,381	$(13,195)	$2,658	$187,844
Net loss	(23,448)	—	—	(23,448)
Changes in defined benefit pension and benefit plans, net of tax	—	154	—	154
Transfer of Knoxville pension plan, net of tax	802	1,813	—	2,615
Transfers to/from Parent, net	(3,890)	—	—	(3,890)
Balance as of September 30, 2014	$171,845	$(11,228)	$2,658	$163,275
See accompanying notes to condensed consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Unaudited Condensed Consolidated and Combined Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(707)	$(23,448)
Adjustments for non-cash items:
Depreciation and amortization	15,183	12,888
Provision for doubtful accounts	548	362
Deferred income taxes	1,097	—
Deferred financing costs	56	—
Non-cash stock based compensation	763	—
Net (gain) loss from disposal of assets	(264)	70
Impairment of long-lived assets	265	—
Multi-employer plan withdrawal accrual	—	4,100
Net changes in operating assets and liabilities:
Receivables	4,271	11,688
Inventories	559	(953)
Accounts payable	1,495	(1,904)
Payable to Scripps	1,596	—
Other assets and liabilities	(6,691)	2,541
Net cash provided by operating activities	18,171	5,344

Cash flows from investing activities:
Capital expenditures for property and equipment	(3,430)	(1,589)
Proceeds from sale of property, plant and equipment	303	135
Acquisition of business	10,489	—
Contribution to partnership	(480)	—
Net cash provided by (used in) investing activities	6,882	(1,454)

Cash flows from financing activities:
Payments of financing costs	(563)	—
Cash dividends	(2,499)	—
Transfer to/from Parent	1,084	(3,890)
Net cash used in financing activities	(1,978)	(3,890)

Net increase in cash and cash equivalents	23,075	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$23,075	$—

Supplemental cash flow information:
Cash paid for income taxes	$3,727	$—
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

Basis of Presentation — The condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The financial statements for periods prior to April 1, 2015 reflect the condensed combined financial statements of Scripps Newspapers, a business representing the principal publishing operations of Scripps, as described below. Various agreements between the Company and Scripps became effective as of April 1, 2015 as further described in Note 14 - Transactions with Scripps.

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

Transition and integration related costs with respect to the foregoing transaction were $2,228 and $5,980 for the three months and nine months ended September 30, 2015, respectively, and are included in selling, general and administrative expenses in the condensed consolidated and combined statements of operations.

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

JRN Newspapers contributed revenue of $64,903 and net earnings of $3,392 for the period from April 1, 2015 to September 30, 2015. The following pro forma information presents the combined results of operations as if the acquisition of JRN Newspapers had occurred on January 1, 2014:

	Three months ended September 30,		Nine months ended September 30,
Pro Forma Results of Operations	2015	2014	2015	2014
Revenue	$110,647	$120,226	$351,377	$384,150
Net earnings (loss)	$1,109	$(7,424)	$4,282	$(20,067)
Earnings (loss) per share, basic and diluted	$0.04	$(0.51)	$0.18	$(1.39)

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

The pro forma results reflect certain adjustments related to the acquisition. The 2015 pro forma revenue and net earnings (loss) were adjusted to exclude the $341 and $1,076 revenue reduction related to the fair value deferred revenue valuation for the three months and nine months ended September 30, 2015, respectively. The results also exclude $1,381 and $3,708 in after-tax transition and integration costs for the three months and nine months ended September 30, 2015, respectively. The pro forma results exclude any planned revenue or cost synergies or other effects of the planned integration of JRN Newspapers. The pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred if we had completed this acquisition as of the date indicated above or the results that will be attained in the future.

3 RECENTLY-ISSUED ACCOUNTING STANDARDS

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Business Combinations." This guidance simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Instead, the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11 "Simplifying the Measurement of Inventory." The ASU applies to all inventory that is not measured using the last-in, first-out or retail inventory methods. Under the guidance, an entity should measure inventory at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

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

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest." The ASU simplifies the presentation of debt issuance costs. Under the new guidance, debt issuance costs should be presented in the balance sheet as a direct deduction from the carrying amount of debt liability. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. ASU 2015-15 was issued in August 2015 and clarifies the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements due to the lack of guidance in ASU 2015-03. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

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

Basic earnings per share has been computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed based upon the assumption that common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted share units. The Company issued 24,378 shares of Journal Media Group common stock upon the completion of the separation on April 1, 2015, 14,450 of which was converted from shares of Scripps common

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

stock. The weighted average number of common shares outstanding assumes the 14,450 shares of Journal Media Group common stock issued to Scripps shareholders were outstanding as of January 1, 2014. For the periods presented, the restricted share units (representing 561 potentially dilutive shares) were anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and nine months ended September 30, 2015 under the two-class method:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Undistributed net loss:
Net loss	$(488)	$(707)
Less dividends paid:
Common stock	1,466	2,443
Unvested restricted share units	34	56
Total undistributed net loss	$(1,988)	$(3,206)

Undistributed net loss:
Common stock	$(1,988)	$(3,206)
Unvested restricted share units	—	—
Total undistributed net loss	$(1,988)	$(3,206)

Basic loss per share:
Distributed earnings per share	$0.06	$0.10
Undistributed loss per share	(0.08)	(0.15)
Basic loss per share	$(0.02)	$(0.05)

Diluted loss per share:
Distributed earnings per share	$0.06	$0.10
Undistributed loss per share	(0.08)	(0.15)
Diluted loss per share	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic	24,408	21,120
Diluted	24,408	21,120

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

The following table sets for the computation of basic and diluted loss per share for the three months and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Net loss	$(9,053)	$(23,448)

Weighted average shares outstanding:
Basic	14,450	14,450
Diluted	14,450	14,450

Loss per share:
Basic	$(0.63)	$(1.62)
Diluted	$(0.63)	$(1.62)

5 INCOME TAXES

Prior to April 1, 2015, Scripps Newspapers recorded minimal state taxes and a valuation allowance against its net deferred tax assets for federal and certain state income taxes as it was more likely than not that it would not realize these benefits as a result of its history of losses over the past three years. Subsequent to the transactions which took place on April 1, 2015, under the applicable accounting guidelines we are required to record tax expense each quarter using an annual effective rate that is based on estimated full year income and full year tax expense and takes into account the impact of the transactions. In calculating this rate, we have treated the Scripps Newspapers loss in the first quarter as a non-deductible permanent difference because, for tax purposes, the loss will be claimed by Scripps, not Journal Media Group.

Our effective tax rate for the three months ended September 30, 2015 and 2014 was 57.5% and (2.2)%, respectively. Our effective tax rate for the three months ended September 30, 2015 is attributable primarily to the impact of adjusting our year-to-date tax expense for the non-deductible first quarter Scripps loss. The effective tax rate for the three months ended September 30, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 27.2% and (0.9)%, respectively. Our effective tax rate for the nine months ended September 30, 2015 is attributable primarily to our annual effective tax rate being applied to a year-to-date loss, partially offset by a year-to-date tax charge of $255, primarily related to the impact of the transactions on our state deferred tax liability. The effective tax rate for the nine months ended September 30, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

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

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

6 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (with the amounts as of September 30, 2015 reflecting the acquisition of JRN Newspapers):

	As of September 30, 2015	As of December 31, 2014

Land and improvements	$51,533	$44,463
Buildings and improvements	171,179	133,019
Equipment	288,933	264,669
Construction in progress	2,909	—
Total	514,554	442,151
Accumulated depreciation	(266,064)	(256,603)
Net property, plant and equipment	$248,490	$185,548

During the third quarter of 2015, we recorded accelerated depreciation of $510 related to existing assets that will be replaced by a press project when it is completed in the first quarter of 2016.

During the second quarter of 2015, we recorded an impairment of $265 for land and a building based on an accepted offer to sell the property that was subsequently canceled. The fair value measurement is considered a level 3 measurement in the GAAP valuation hierarchy. The charge is recorded in selling, general and administrative expense.

7 GOODWILL AND OTHER INTANGIBLE ASSETS

Other Intangible Assets

Other intangible assets consisted of the following:

	As of September 30, 2015	As of December 31, 2014

Amortizable intangible assets:
Carrying amount:
Customer lists and advertiser relationships	$10,404	$10,404
Trade names	9,600	—
Other	1,742	1,742
Total carrying amount	21,746	12,146
Accumulated amortization:
Customer lists and advertiser relationships	(8,818)	(8,651)
Trade names	(192)	—
Other	(1,584)	(1,494)
Total accumulated amortization	(10,594)	(10,145)
Net amortizable intangible assets	$11,152	$2,001

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

Estimated amortization expense of intangible assets for the remainder of 2015 and for each of the next five years is as follows:

2015	$182
2016	684
2017	593
2018	593
2019	532
2020	517
Thereafter	8,051
Total	$11,152

Goodwill

In the second quarter of 2015, we recorded goodwill of $9,030 related to the acquisition of JRN Newspapers. There were no impairment indicators identified during the third quarter of 2015. Our annual testing date for goodwill impairment is October 1.

8 NONCONTROLLING INTEREST

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

9 LONG-TERM DEBT

On April 1, 2015, we entered into a five-year credit agreement maturing on April 1, 2020. The credit agreement provides for a revolving credit facility with total aggregate commitments of $50 million. As of September 30, 2015, there were no borrowings outstanding.

The proceeds of the facility will be used by us for general corporate purposes. At our option, the commitments under the credit agreement may be increased from time to time in the form of additional revolving commitments and/or incremental term loans to an aggregate amount not to exceed $75 million. The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments. Borrowings under the credit agreement incur interest, at our option, at either (a) the London Interbank Offered Rate ("LIBOR") plus a margin that ranges from 125 basis points to 200 basis points, depending on the net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus (ii) a margin that ranges from 25 basis points to 100 basis points, depending on the net debt ratio. As of September 30, 2015, the margin above LIBOR was 125 basis points.

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

10 WORKFORCE REDUCTIONS

During the three months and nine months ended September 30, 2015, we recorded a pre-tax charge of $221 and $897, respectively, for workforce reduction costs. Of the costs recorded in the three months ended September 30, 2015, $59 is included in cost of sales and $162 is included in selling, general and administrative expenses. Of the costs recorded in the nine months ended September 30, 2015, $589 is included in cost of sales and $308 is included in selling, general and administrative expenses. We expect payments of all such costs to be completed by the first quarter of 2016.

The activity associated with our liability for workforce reduction costs during the nine months ended September 30, 2015 was as follows:

As of December 31, 2014	$1,530
Charge for separation benefits	897
Acquisition of JRN Newspapers	1,727
Payments for separation benefits	(3,190)
As of September 30, 2015	$964

11 GUARANTEE

We provide a guarantee to Scripps for a loan of up to $1,400 made to Albuquerque Publishing Company ("APC"), which we account for as an equity method investment, to fund the purchase of a printing press. APC must draw down funds by December 31, 2015. On January 1, 2016, accrued interest will be added to the loan balance and shall be amortized in equal payments, including interest and principal, commencing January 31, 2016 and concluding on December 31, 2020. As of September 30, 2015, our potential obligation pursuant to the guarantee was $999. As part of the loan agreement, we received a guarantee from Journal Publishing Company, our partner in APC.

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

The Company also had four multi-employer plans that were historically sponsored directly by the Company's Memphis and Knoxville newspapers. On September 30, 2014, the plan sponsored by the Knoxville newspaper was merged into the Scripps sponsored plans. On December 31, 2014, the plans sponsored by the Memphis newspaper were merged into the Scripps sponsored plan. Since the Memphis and Knoxville plans are no longer directly sponsored by the Company, no liabilities of the four plans are recorded on the Company's balance sheet as of December 31, 2014 or September 30, 2015. We continue to participate in the CWA/ITU Negotiated Pension Plan for certain unions. Expense related to the multi-employer plans was $21 and $64 for the three months ended September 30, 2015 and 2014, respectively, and $71 and $214 for the nine months ended September 30, 2015 and 2014, respectively, and is included in selling, general and administrative expense.

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

Prior to April 1, 2015, Scripps also sponsored a defined contribution plan covering substantially all non-union and certain union employees. Scripps matched a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, Scripps began contributing additional amounts to certain employees' defined contribution retirement accounts in 2011. These transition credits were determined based upon the employee’s age, compensation and years of service. The Company allocated the expense for this plan on an individual participant basis and it is included in the condensed combined financial statements of the Company. Effective April 1, 2015, the Company established a mirror plan and has recorded the liability and expenses for current and former newspaper employees. Expense related to the defined contribution plan was $0 and $1,057 for the three months ended September 30, 2015 and 2014, respectively, and $996 and $3,333 for the nine months ended September 30, 2015 and 2014, respectively.

The components of the defined pension and benefit plan expense consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$3	$22	$6	$64
Interest cost	138	507	278	1,521
Expected return on plan assets, net of expenses	—	(475)	—	(1,425)
Amortization of actuarial loss	17	59	34	179
Total for defined benefit plans sponsored by the Company	158	113	318	339
Allocated portion of Scripps sponsored defined benefit plans	—	495	1,222	1,501
Allocated portion of Scripps SERP	—	65	76	179
Net periodic benefit cost	158	673	1,616	2,019
Withdrawal for GCIU multi-employer plan	—	—	—	4,100
Defined pension and benefit plan expense	$158	$673	$1,616	$6,119

During the first nine months of 2015, we contributed $862 to our unfunded non-qualified pension plans. We expect to contribute a total of $946 to our unfunded non-qualified pension plans in 2015.

13 STOCK-BASED COMPENSATION

On March 30, 2015, our board of directors and shareholders approved the Journal Media Group Long-Term Incentive Plan (the "2015 Plan") for the purpose of attracting and retaining directors, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for performance. Subject to adjustment as provided in the 2015 Plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 2,000 shares, which may be awarded in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted share awards, restricted share units, performance shares, performance units, other stock-based awards or dividend equivalents. The 2015 Plan also provides for the issuance of cash-based awards. As of September 30, 2015, there are 1,409 shares available for issuance under the 2015 Plan. However, we are precluded from issuing additional stock-based awards per the merger agreement with Gannett effective October 7, 2015.

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

On May 11, 2015, the compensation committee of our board of directors approved the grant of common stock to non-employee directors under our 2015 Plan, which was made without any restrictions. We value unrestricted stock at the closing market price of our common stock on the grant date. In the nine months ended September 30, 2015, we granted 30 unrestricted shares at a weighted average fair value of $9.06.

On May 11, 2015, the compensation committee of our board of directors approved the grant of restricted share units ("RSUs") to employees on June 1, 2015, under our 2015 Plan. The RSUs vest over a period of three years, and are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU. The RSUs do not have voting rights; however, they do have the right to receive dividend equivalents. We value RSUs at the closing market price of our common stock on the grant date. In the nine months ended September 30, 2015, we granted 561 RSUs at a weighted average fair value of $7.98, all of which remain unvested as of September 30, 2015.

We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. During the three months and nine months ended September 30, 2015, we recognized $369 and $763 in stock-based compensation expense. As of September 30, 2015, total unrecognized compensation cost related to stock based awards was $3,984, which we expect to recognize over the remaining vesting period of 2.7 years. Stock-based compensation expense is reported in selling, general and administrative expenses in our consolidated statements of operations.

For periods prior to the April 1, 2015 separation date, certain employees were eligible to participate in the Scripps Long-Term Incentive Plan (the "Scripps Plan"). The Scripps Plan provided for the granting of non-qualified stock options, RSUs and restricted Class A Common shares. Stock-based compensation expense for participants in the Scripps Plan who were solely dedicated to newspapers operations are included within selling, general and administrative expense in our consolidated and combined financial statements. Stock based compensation attributable to the Scripps Plan and allocated to the Company was $0 and $120 for the three months ended September 30, 2015 and 2014, respectively, and $216 and $1,196 for the nine months ended September 30, 2015 and 2014, respectively.

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

Corporate Allocation from Scripps — The Company was allocated estimates of Scripps Newspaper's portion of Scripps' corporate expenses for periods prior to the separation. The corporate allocation included costs related to support received from Scripps for certain corporate activities including: (i) executive management, (ii) corporate development, (iii) corporate relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) centralized accounting, and (xi) other Scripps corporate and infrastructure costs. For these services, actual costs incurred by Scripps were allocated to us based upon a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

utilization are impracticable, Scripps used other methods and criteria that are believed to be reasonable estimates of costs attributable to the Company, such as revenues.

For the three months ended September 30, 2015 and 2014, the Company was allocated $0 and $10,546, respectively, in expense allocations from Scripps for certain corporate support services. For the nine months ended September 30, 2015 and 2014, the Company was allocated $11,717 and $38,059, respectively, in expense allocations from Scripps. These corporate support services are recorded within selling, general and administrative expense in our Condensed Consolidated and Combined Statements of Operations. Management believes that the basis used for the allocations are reasonable and reflect the portion of such costs attributed to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company. The Company is unable to determine what such costs would have been had the Company been independent. After April 1, 2015, the Company performed these functions using its own resources, Transition Services Agreements with Scripps, or purchased services.

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

Medical and Workers’ Compensation Benefit Plans — The Company participated in Scripps-sponsored employee benefit plans, including medical and workers’ compensation, prior to the separation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to the Company amounted to $0 and $4,471 in the three months ended September 30, 2015 and 2014, and $4,738 and $14,804 in the nine months ended September 30, 2015 and 2014, respectively, and are allocated to cost of sales and selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Operations. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflect the portion of such costs attributed to the Company, the amounts may not be representative of the costs necessary for the Company to operate as a stand-alone business.

Other — We purchased newsprint and other items from Scripps prior to the separation. The prices charged were generally equal to prices that we would have been able to negotiate directly with unrelated parties. The total newsprint purchased was $0 and $7,161 for the three months ended September 30, 2015 and 2014, and $6,497 and $22,052 for the nine months ended September 30, 2015 and 2014, respectively.

Agreements with Scripps

In connection with the separation, the following agreements became effective on or before April 1, 2015:

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Matters Agreements

Transition Services Agreement
The Transition Services Agreement provides for Scripps and Journal Media Group to provide services to each other on a compensated arms-length basis for a period of up to one year following the separation. The Company has incurred expenses of $1,049 and $2,673 for the three and nine months ended September 30, 2015 related to these services, which are reported in cost of sales and selling, general and administrative costs in the consolidated and combined statements of operations. Journal Media Group provides payroll, broadcast billing, and information technology support and services to Scripps. The Company has recorded $407 and $907 of revenue related to these services for the three and nine months ended September 30, 2015, which are reported in other revenues in the consolidated and combined statements of operations.

In addition to these services, Scripps continues to process and fund payroll for its former newspaper employees and Journal Media Group continues to process and fund payroll for the former broadcast employees of Journal. Also, each has paid various invoices on behalf of one another. As of September 30, 2015, we owe a net amount of $1,596 to Scripps for these payroll and other payments made on our behalf and services provided related to the Transition Service Agreement. This amount is recorded in other current liabilities.

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

Tax Matters Agreements
The Tax Matters Agreements set forth the allocations and responsibilities of Scripps and Journal Media Group with respect to liabilities for federal, state and local income taxes for periods before and after the separation, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the separation was taxable. Generally, Scripps is responsible for taxes for periods prior to the separation and we are responsible for taxes for our operations after the separation. On April 1, 2015, in connection with the retention of the prior net operating loss carryforward by Scripps, the Company was allocated a net deferred tax liability of $16,524 related to the Scripps Newspapers.

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

15 ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Defined Benefit Pension and Benefit Items	Other	Total	Defined Benefit Pension and Benefit Items	Other	Total
Beginning balance, June 30, 2015 and 2014, respectively	$(2,593)	$(178)	$(2,771)	$(13,103)	$62	$(13,041)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial loss (a), net of tax of $7	11	—	11	—	—	—
Immaterial prior period change in defined benefit pension plan for an unconsolidated company, net of tax of $451	—	(691)	(691)	—	—	—
Transfer of Knoxville pension plan (b), net of tax of $78	—	—	—	1,813	—	1,813
Net current-period other comprehensive income (loss)	11	(691)	(680)	—	—	—
Ending balance, September 30, 2015 and 2014, respectively	$(2,582)	$(869)	$(3,451)	$(11,290)	$62	$(11,228)

JOURNAL MEDIA GROUP, INC.
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Defined Benefit Pension and Benefit Items	Other	Total	Defined Benefit Pension and Benefit Items	Other	Total
Beginning balance, December 31, 2014 and 2013, respectively	$(2,604)	$(178)	$(2,782)	$(13,257)	$62	$(13,195)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial loss (a), net of tax of $14 and $94	22	—	22	154	—	154
Immaterial prior period change in defined benefit pension plan for an unconsolidated company, net of tax of $451	—	(691)	(691)	—	—	—
Transfer of Knoxville pension plan (b), net of tax of $78	—	—	—	1,813	—	1,813
Net current-period other comprehensive income (loss)	22	(691)	(669)	154	—	154
Ending balance, September 30, 2015 and 2014, respectively	$(2,582)	$(869)	$(3,451)	$(11,290)	$62	$(11,228)

(a) Included in defined pension and benefit plan expense in the Condensed Consolidated and Combined Statements of Operations.

(b) Amount was transferred to parent and, therefore, is not included in other comprehensive income (loss).

16 SUBSEQUENT EVENTS

On October 7, 2015, Gannett and Journal Media Group announced that they had entered into a definitive merger agreement under which Gannett will acquire all of the outstanding common stock of Journal Media Group for approximately $280 million, net of acquired cash. Under the terms of the transaction, which was unanimously approved by the boards of directors of both companies, Journal Media Group shareholders will receive $12.00 per share in cash. This transaction is subject to customary closing conditions, including approval of the merger by holders of a majority of the outstanding shares of Journal Media Group common stock and antitrust regulatory clearance. The transaction is expected to close in the first quarter of 2016.

On November 12, 2015, the Board of Directors declared a cash dividend of $0.06 per share, payable on December 4, 2015, to shareholders of record as of the close of business on November 23, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the third quarter ended September 30, 2015, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q that are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to our outlook or expectations for earnings, revenues, results of operations, financing plans, expenses, competitive position or other future financial or business performance, strategies or expectations or the impact of legal or regulatory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

•
statements relating to our plans, intentions, expectations, objectives or goals, including certain matters relating to the proposed merger with Gannett and certain matters relating to the benefits of the newspaper mergers (as defined below);

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

Future performance cannot be ensured. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements. Some of the factors that could cause our actual results to differ include those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), as well as, among others, the following:

•	uncertainties as to the expected closing date of the proposed merger with Gannett;

•	potential disruption from the proposed merger with Gannett making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred in connection with the proposed merger with Gannett;

•	the risk of litigation and other legal proceedings related to the proposed merger with Gannett;

•	changes in economic, business or political conditions, licensing requirements or tax matters in connection with the proposed merger with Gannett;

•
risks related to the timing (including possible delays) of the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the proposed merger with Gannett;

•
the possibility that the proposed merger with Gannett does not close, including, but not limited to, due to the failure to obtain shareholder approval or the failure to satisfy the other closing conditions;

•	the risk that the merger agreement with Gannett may be terminated in certain circumstances that require us to pay Gannett a termination fee of $9 million;

•	competition in the markets we serve;

•	the possibility that expected synergies and value creation from the newspaper mergers will not be realized, or will not be realized in the expected time period;

•	the risks that Journal’s and Scripps’ respective newspaper businesses will not be integrated successfully;

•	inability to retain and attract qualified personnel;

•	disruption from the newspaper mergers making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred;

•	our expectations regarding the period during which we qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act; and

•	changes in economic, business or political conditions, or licensing requirements or tax matters.

Background

Journal Media Group was incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers and separation on April 1, 2015, Scripps and Journal each owned 50% of our common stock. We were formed in anticipation of the newspaper mergers and, as of April 1, 2015, we own subsidiaries that own and operate the former newspaper publishing businesses of Scripps and Journal. In this Quarterly Report on Form 10-Q, we refer to the newspapers published by subsidiaries of Scripps as the "Scripps Newspapers" and to the newspapers published by subsidiaries of Journal as the "Journal Newspapers" or "JRN Newspapers."

Since our inception, and until April 1, 2015, our activities were limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014 and the first quarter of 2015, we conducted no business operations or owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers and separation on April 1, 2015 arose from the issuance at inception of two shares of our common stock, one to Scripps and one to Journal. We did not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers and separation on April 1, 2015. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Quarterly Report on Form 10-Q for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers. All financial statements and related disclosures for the period April 1, 2015 to September 30, 2015 consist of financial condition and results of operations of Journal Media Group.

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

We have a bundled-subscription model in all of our newspaper markets. Under the bundled model, subscribers receive access to all newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions.

We expect to face continued challenges from declines in demand for our printed products. We expect print subscriptions will continue to face pressure as readers find alternative sources to obtain news and information content, including on mobile and other digital platforms. This expected decline in paid circulation may impact revenue as subscription price increases are unlikely to offset declining subscription volumes and advertising revenue may decline as fewer newspaper inserts are delivered with the printed newspaper. In an effort to minimize customer churn and maximize profitability, we have and will continue to use analysis of customer price sensitivity.

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

Basis of Presentation

The accompanying condensed combined financial information for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers. The accompanying financial information for the period April 1, 2015 to September 30, 2015 consist of the financial condition and results of operations of Journal Media Group.

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

The following table summarizes our results from operations for the three months ended September 30, 2015 and 2014:

	2015	2014	% Change
	(dollars in millions)
Revenue:
Advertising and marketing services	$63.0	$51.2	23.2%
Subscription	38.7	28.7	34.5%
Other	8.6	4.6	85.7%
Total revenue	110.3	84.5	30.5%
Operating costs and expenses:
Cost of sales (exclusive of items below)	60.0	50.5	18.8%
Selling, general and administrative	44.8	37.3	20.2%
Defined pension and benefit plan expense	0.2	0.7	(76.5)%
Depreciation and amortization	5.9	4.5	32.2%
Total operating costs and expenses	110.9	93.0	19.3%
Operating loss	(0.6)	(8.5)	92.9%
Other expense, net	(0.6)	(0.4)	(32.5)%
Loss before income taxes	(1.2)	(8.9)	87.0%
Provision (benefit) for income taxes	(0.7)	0.2	N/A
Net loss	$(0.5)	$(9.1)	94.6%

Revenue

Our revenue for the three months ended September 30, 2015 was $110.3 million, an increase of $25.8 million, or 30.5%, compared to $84.5 million for the three months ended September 30, 2014. The increase in revenue of $25.8 million includes revenue from our Journal Newspapers acquisition of $32.8 million, which is comprised of $17.1 million from advertising and marketing services, $11.2 million from subscription revenue, and $4.5 million from other revenue. The increase from the Journal acquisition was partially offset by declines of $5.3 million in our advertising and marketing services and a $1.2 million decline in our subscription revenue. The decline in our advertising and marketing revenue was primarily driven by a decrease in our local retail and preprint categories due to secular pressures and changes in the demand for print advertising. The continued shift in consumer preferences from print to digital platforms for news consumption coupled with our subscribers’ response to price increases also led to a decline in our subscription volumes, which has been partially offset by price increases.

Cost of Sales

Our cost of sales for the three months ended September 30, 2015 was $60.0 million, an increase of $9.5 million, or 18.8%, compared to $50.5 million for the three months ended September 30, 2014. The increase was primarily driven by $19.4 million of additional expenses for Journal Newspapers, partially offset by a $3.5 million decline in employee expenses, a $2.1 million decline in newsprint expenses and other cost savings.

Selling, General and Administrative
Our selling, general and administrative expenses for the three months ended September 30, 2015 were $44.8 million, an increase of $7.5 million, or 20.2%, compared to $37.3 million for the three months ended September 30, 2014. The increase was primarily driven by $5.5 million of additional expenses for Journal Newspapers and $2.6 million of transition and integration costs.

Income Taxes

Our effective tax rate for the three months ended September 30, 2015 and 2014 was 57.5% and (2.2)%, respectively. Our effective tax rate for the three months ended September 30, 2015 is attributable primarily to the impact of adjusting our year-to-date tax benefit for the non-deductible first quarter Scripps loss. The effective tax rate for the three months ended September 30, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

Net Loss

Our net loss for the three months ended September 30, 2015 was $0.5 million, an improvement of $8.6 million compared to a net loss of $9.1 million for the three months ended September 30, 2014. The improvement was due to the factors noted above.

Loss per Share

Basic and diluted net loss per share were $0.02 in the three months ended September 30, 2015.

EBITDA

EBITDA for the three months ended September 30, 2015 was $5.3 million, an improvement of $9.3 million compared to $(4.0) million for the three months ended September 30, 2014. We define EBITDA as net earnings (loss) excluding earnings from discontinued operations, net, provision (benefit) for income taxes, total other (income) expense, net , depreciation and amortization. Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry. EBITDA is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net loss to EBITDA for the three months ended September 30, 2015 and 2014:

	2015	2014
	(dollars in millions)
Net loss (1)	$(0.5)	$(9.1)
Provision (benefit) for income taxes	(0.7)	0.2
Total other expense, net	0.6	0.4
Depreciation and amortization	5.9	4.5
EBITDA	$5.3	$(4.0)

(1) Included in net loss for the three months ended September 30, 2015 are transition and integration costs of $2.6 million and workforce reduction charges of $0.2 million. Included in the net loss for the three months ended September 30, 2014 are workforce reduction charges of $0.4 million.

The increase in EBITDA is consistent with the improvement in operating earnings for the reasons described above.

Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results from operations for the nine months ended September 30, 2015 and 2014:

	2015	2014	% Change
	(dollars in millions)
Revenue:
Advertising and marketing services	$185.5	$168.0	10.4%
Subscription	109.2	90.7	20.4%
Other	22.9	16.5	38.8%
Total revenue	317.6	275.2	15.4%
Operating costs and expenses:
Cost of sales (exclusive of items below)	169.3	154.0	9.9%
Selling, general and administrative	132.1	124.4	6.2%
Defined pension and benefit plan expense	1.6	6.1	(73.6)%
Depreciation and amortization	15.2	12.9	17.8%
Total operating costs and expenses	318.2	297.4	7.0%
Operating loss	(0.6)	(22.2)	97.4%
Other expense, net	(0.4)	(1.0)	63.1%
Loss before income taxes	(1.0)	(23.2)	95.8%
Provision (benefit) for income taxes	(0.3)	0.2	N/A
Net loss	$(0.7)	$(23.4)	97.0%

Revenue
Our revenue for the nine months ended September 30, 2015 was $317.6 million, an increase of $42.4 million, or 15.4%, compared to $275.2 million for the nine months ended September 30, 2014. The increase in revenue of $42.4 million includes revenue from our Journal Newspapers acquisition of $64.9 million, which is comprised of $33.9 million from advertising and marketing services, $21.9 million from subscription revenue, and $9.1 million from other revenue. The increase from the Journal acquisition was partially offset by declines of $16.4 million in our advertising and marketing services, a $3.4 million decline in our subscription revenue and a $2.7 million decline in other revenue. The decline in our advertising and marketing revenue was primarily driven by a decrease in our local retail and preprint categories due to secular pressures and changes in the demand for print advertising. The continued shift in consumer preferences from print to digital platforms for news consumption coupled with our subscribers’ response to price increases also led to a decline in our subscription volumes, which has been partially offset by price increases.

Cost of Sales

Our cost of sales for the nine months ended September 30, 2015 was $169.3 million, an increase of $15.3 million, or 9.9%, compared to $154.0 million for the nine months ended September 30, 2014. The increase was primarily driven by $38.2 million of additional expenses for Journal Newspapers, partially offset by an $8.5 million decline in employee expenses, a $5.2 million decline in newsprint expenses, a $2.2 million decline in circulation costs and other cost savings.

Selling, General and Administrative
Our selling, general and administrative expenses for the nine months ended September 30, 2015 were $132.1 million, an increase of $7.7 million, or 6.2%, compared to $124.4 million for the nine months ended September 30, 2014. The increase was primarily driven by $11.4 million of additional expenses for Journal Newspapers and transition and integration costs of $6.4 million, partially offset by savings in corporate overhead costs.

Other Expense, Net

Other expense, net was $0.4 million and $1.0 million in the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 27.2% and (0.9)%, respectively. Our effective tax rate for the nine months ended September 30, 2015 is attributable primarily to our annual effective tax rate being applied to a year-to-date loss, partially offset by a year-to-date tax charge of $0.3 million, primarily related to the impact of the transactions on our state deferred tax liability. The effective tax rate for the nine months ended September 30, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

Net Loss

Our net loss for the nine months ended September 30, 2015 was $0.7 million, an improvement of $22.7 million, or 97.0%, compared to a net loss of $23.4 million for the nine months ended September 30, 2014. The improvement was due to the factors noted above.

Loss per Share

Basic and diluted net loss per share were $0.05 in the nine months ended September 30, 2015.

EBITDA

EBITDA for the nine months ended September 30, 2015 was $14.6 million, an improvement of $23.9 million compared to $(9.3) million for the nine months ended September 30, 2014.

The following table presents a reconciliation of our consolidated net loss to EBITDA for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(dollars in millions)
Net loss (1)	$(0.7)	$(23.4)
Provision (benefit) for income taxes	(0.3)	0.2
Total other expense, net	0.4	1.0
Depreciation and amortization	15.2	12.9
EBITDA	$14.6	$(9.3)

(1) Included in net loss for the nine months ended September 30, 2015 are transition and integration costs of $6.4 million, workforce reduction charges of $0.9 million and impairment charges of $0.3 million. Included in net loss for the nine months ended September 30, 2014 are workforce reduction charges of $0.6 million.

The increase in EBITDA is consistent with the improvement in operating earnings for the reasons described above.

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

On April 1, 2015, we entered into a five-year credit agreement maturing on April 1, 2020. The credit agreement provides for a revolving credit facility with total aggregate commitments of $50 million. As of September 30, 2015, there were no borrowings outstanding. For additional information, see Note 9 - Long-Term Debt.
We expect that cash provided by operating activities and the available capacity under our line of credit will provide sufficient funds to operate our business and meet our other liquidity needs for at least the next twelve months.

Workforce Reductions

We expect that our liability for workforce reduction costs of $0.9 million as of September 30, 2015 will be paid by March 31, 2016. The activity associated with our liability for workforce reduction costs during the nine months ended September 30, 2015 was as follows:

As of December 31, 2014	$1.5
Charge for separation benefits	0.9
Acquisition of JRN Newspapers	1.7
Payments for separation benefits	(3.2)
As of September 30, 2015	$0.9

Dividends Declared

On November 12, 2015, the Board of Directors declared a cash dividend of $0.06 per share, payable on December 4, 2015, to shareholders of record as of the close of business on November 23, 2015.

Share Repurchase Program

On August 13, 2015, the Board of Directors authorized a share repurchase program of up to $25 million of our outstanding Common Stock over 36 months. Under the program, share repurchases may be made at the discretion of the Company, from time to time, in the open market and/or in private transactions. Share purchases by the Company will depend on market conditions, share price, trading volume and other factors. During the third quarter of 2015, we did not repurchase any shares pursuant to this program. The merger agreement with Gannett, effective October 7, 2015, precludes us from repurchasing shares.

Cash Flows

Operating Activities

Cash provided by operating activities was $18.2 million in the nine months ended September 30, 2015 compared to $5.3 million in the nine months ended September 30, 2014. The increase of $12.8 million was primarily due to a $22.7 million improvement in our net loss, which was related to increased revenue and lower corporate costs, partially offset by increased cost of sales and selling, general and administrative expenses. This was partially offset by a $10.1 million decrease in cash provided by working capital.

Investing Activities

Cash provided by investing activities was $6.9 million in the nine months ended September 30, 2015 compared to cash used in investing activities of $1.5 million in the nine months ended September 30, 2014. The increase of $8.3 million was primarily driven by $10.5 million in cash acquired as part of the Journal acquisition, partially offset by an increase in capital expenditures. Capital expenditures were $3.4 million in the nine months ended September 30, 2015 compared to $1.6 million in the nine months ended September 30, 2014. Our capital expenditures in the nine months ended September 30, 2015 were primarily for information technology and production equipment.

Financing Activities

Cash used in financing activities was $2.0 million in the nine months ended September 30, 2015 compared to $3.9 million in the nine months ended September 30, 2014. Financing activities for the nine months ended September 30, 2015 included dividend payments totaling $2.5 million and $0.6 million in financing costs related to the credit facility entered into on April 1, 2015. We have not drawn on our credit facility.

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

Our estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We do not believe that any such unresolved legal actions and claims will materially adversely affect our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, other than the following. These risks relate to the proposed merger with Gannett.

Risks Relating to the Proposed Merger with Gannett
On October 7, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gannett and Jupiter Merger Sub, Inc., a wholly owned subsidiary of Gannett (“Merger Sub”). The Merger Agreement provides that, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into us and we will become a wholly owned subsidiary of Gannett (the “merger”). If the merger is completed, our shareholders will receive $12.00 in cash, without interest and less any applicable withholding taxes, for each share of our common stock owned.
Completion of the merger is subject to the approval of the merger by our shareholders and the satisfaction of certain other customary closing conditions. The following risk factors relate to risks posed to our shareholders from the proposed merger.
The merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all.
Completion of the merger is subject to closing conditions that make the completion and timing of the merger uncertain. The conditions include, among others, the obtaining of the requisite approval by our shareholders for the merger; the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); the absence of any law or governmental order enacted or issued prohibiting the merger; since October 7, 2015, there not having occurred any event, occurrence or development that is continuing and that, individually or in the aggregate, has had or would reasonably be expected to have a Company material adverse effect; and the non-modification or withdrawal of the tax opinion delivered by Foley & Lardner LLP to Scripps on October 7, 2015 (relating to the continued tax-free nature of the April 1, 2015 transactions between Scripps and Journal Communications, Inc.) and no change in law or facts having occurred since October 7, 2015 that would make such tax opinion no longer reasonably acceptable to Gannett as of the closing date of the merger.
Although we and Gannett have agreed in the Merger Agreement to use our respective reasonable best efforts to obtain the requisite approvals and consents, there can be no assurance that these approvals and consents will be obtained, and these approvals and consents may be obtained later than anticipated. If permitted under applicable law, either of we or Gannett may waive a condition for its own benefit and consummate the merger even though one or more of these conditions has not been satisfied. Any determination whether to waive any condition will be made by us or Gannett at the time of such waiver based on the facts and circumstances as they exist at that time.
The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the merger and, in specified circumstances, could require us to pay to Gannett a termination fee.
Under the Merger Agreement, we are restricted, subject to certain exceptions, from (i) encouraging, soliciting, requesting, initiating or negotiating, or furnishing nonpublic information with regard to, any proposal or offer for a competing acquisition proposal from any person and (ii) withdrawing or modifying our board of directors’ recommendation in favor of the merger or approving or recommending any competing acquisition proposal. We may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including a determination by our board of directors (after having received the advice of a nationally recognized financial advisor and outside legal counsel) that such proposal is more favorable from a financial point of view to our shareholders than the merger. A termination in this instance would result in us being required to pay Gannett a termination fee of $9.0 million. These provisions could discourage a third party that may have an interest in acquiring us from considering or proposing a competing acquisition proposal with us, even if such third party were prepared to pay consideration with a higher value than the value of the merger consideration.

Failure to complete the merger may negatively impact our share price and our future business and financial results.
The Merger Agreement provides that either us or Gannett may terminate the Merger Agreement if the merger is not consummated on or before April 7, 2016. In addition, the Merger Agreement contains certain termination rights for both us and Gannett including, among others, by us, in the event our board of directors determines to enter into a definitive agreement with respect to a superior proposal. Upon termination of the Merger Agreement under specific circumstances, we will be required to pay Gannett a termination fee of $9.0 million.
If the merger is not completed on a timely basis, our ongoing business may be adversely affected. If the merger is not completed at all, we will be subject to a number of risks, including the following:

•	being required to pay costs and expenses relating to the merger, such as legal and accounting fees and, if applicable, termination fees, whether or not the merger is completed; and

•	loss of time and resources committed by our management to matters relating to the merger that could have been devoted to pursuing other beneficial opportunities.

If the merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed, or to the extent there is a market perception that the merger was not consummated due to an adverse change in our business.
We will incur significant costs in connection with the merger.
We expect to pay significant transaction costs in connection with the merger. These costs include investment banking, legal fees and expenses, SEC and HSR Act filing fees, printing expenses, mailing expenses and other related charges. We estimate our aggregate transaction costs will be approximately $6 million. A portion of the transaction costs will be incurred regardless of whether the merger is consummated.
While the merger is pending, we are subject to business uncertainties and contractual restrictions under the Merger Agreement that could have an adverse effect on our business.
Prior to the merger, current and prospective employees may experience uncertainty about their future roles and choose to pursue other opportunities, which could have an adverse effect on us. In addition, uncertainty about the effect of the merger on our business relationships may also have an adverse effect on us. These uncertainties could impair our ability to retain and motivate key personnel prior to completion of the merger and could cause third parties who deal with us to seek to change existing business relationships with us. In addition, the Merger Agreement restricts us, without Gannett’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger closes or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise prior to completion of the merger or termination of the Merger Agreement, and from making other changes to our business.
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

JOURNAL MEDIA GROUP, INC.

Dated:	November 13, 2015	By:	/s/ Timothy E. Stautberg
Timothy E. Stautberg
President and Chief Executive Officer

JOURNAL MEDIA GROUP, INC.

Dated:	November 13, 2015	By:	/s/ Jason R. Graham
Jason R. Graham
Senior Vice President, Chief Financial Officer and Treasurer

JOURNAL MEDIA GROUP, INC.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2
Agreement and Plan of Merger, dated as of October 7, 2015, among Gannett Co., Inc., Jupiter Merger Sub, Inc. and Journal Media Group, Inc.(incorporated by reference to exhibit 2 to Journal Media Group's Current Report on Form 8-K dated October 7, 2015 and filed with the SEC on October 8, 2015)

31.1	Section 302 Certifications
31.2	Section 302 Certifications
32	Section 906 Certification
101
The following materials from Journal Media Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Combined Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Unaudited Condensed Combined Statements of Operations for the Quarters Ended September 30, 2015 and 2014; (iii) the Unaudited Condensed Combined Statements of Comprehensive Income for the Quarters Ended September 30, 2015 and 2014; (iv) the Unaudited Condensed Combined Statement of Equity for the Quarters Ended September 30, 2015 and 2014; (v) the Unaudited Condensed Combined Statements of Cash Flows for the Quarters Ended September 30, 2015 and 2014; and (vii) Notes to the Unaudited Condensed Combined Financial Statements, filed herewith.