Form 10-K
period 2015-12-31
Journal Media Group, Inc.
filed 2016-03-30
CIK 1622893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015     OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2015 was approximately $195,823,654.
As of March 23, 2016, there were 24,407,533 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

JOURNAL MEDIA GROUP, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K that are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our outlook or expectations for earnings, revenues, results of operations, financing plans, expenses, competitive position or other future financial or business performance, strategies or expectations or the impact of legal or regulatory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

•
statements relating to our plans, intentions, expectations, objectives or goals, including certain matters relating to the proposed merger with Gannett Co., Inc. (“Gannett”) and certain matters relating to the benefits of the newspaper mergers (as defined below);

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

•	the possibility that the proposed merger with Gannett does not close, including, but not limited to, due to the failure to satisfy the closing conditions;

•	the risk that the merger agreement with Gannett may be terminated in certain circumstances that require us to pay Gannett a termination fee of $9 million;

•	competition in the markets we serve;

•	the possibility that expected synergies and value creation from the newspaper mergers will not be realized, or will not be realized in the expected time period;

•	the possibility that the newspaper businesses of Journal Communications, Inc. (“Journal”) and The E.W. Scripps Company (“Scripps”) will not be integrated successfully;

•	inability to retain and attract qualified personnel;

•	disruption from the newspaper mergers making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred;

•	our expectations regarding the period during which we qualify as an "emerging growth company" under the Jumpstart our Business Startups Act; and

•	changes in economic, business or political conditions, or licensing requirements or tax matters.

PART I

ITEM 1.	BUSINESS

Background

Journal Media Group, Inc. (the "Company" or "Journal Media Group") was incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers on April 1, 2015, Scripps and Journal each owned 50% of our common stock. On April 1, 2015, we became a holding company owning various subsidiaries that own and operate the former newspaper publishing businesses of Scripps and Journal. In this Annual Report on Form 10-K, we refer to the newspapers published by subsidiaries of Scripps as the “Scripps Newspapers” and to the newspapers published by subsidiaries of Journal as the "Journal Newspapers" or "JRN Newspapers."

Since our inception, and until April 1, 2015, our activities were limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions (as defined below). Throughout 2014 and the first quarter of 2015, we conducted no business operations nor owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers on April 1, 2015 arose from the issuance of two shares of our common stock, one to Scripps and one to Journal, upon our inception. We did not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers on April 1, 2015. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Annual Report on Form 10-K for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers.

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

In this Annual Report on Form 10-K, unless the context requires otherwise, references to "we," "us" and "our" with respect to periods before the April 1, 2015 consummation of the newspaper mergers refer to the business and operations of the Scripps Newspapers, as our predecessor, and references to the "Company," "Journal Media Group," “JMG,” "we," "us" and "our" with respect to periods after the consummation of the newspaper mergers refer to Journal Media Group and its consolidated subsidiaries.
On October 7, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gannett and Jupiter Merger Sub, Inc., a wholly owned subsidiary of Gannett (“Merger Sub”). The Merger Agreement provides that, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into us and we will become a wholly owned subsidiary of Gannett (the “merger”). If the merger is completed, our shareholders will receive $12.00 in cash, without interest and less any applicable withholding taxes, for each share of our common stock owned. This transaction was unanimously approved by the boards of directors of both companies and was also approved by our shareholders (Gannett’s shareholders are not required to vote on this transaction). The closing of the merger remains subject to customary closing conditions, including antitrust regulatory clearance. We and Gannett are continuing to work through the review process with the U.S. Department of Justice and look forward to closing the transaction on a timely basis.
More information regarding us is available at our website at www.journalmediagroup.com. We are not including information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Copies of all of our filings filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) of the Exchange Act are available free of charge on this website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating and Corporate Governance and Audit Committees, our Corporate Governance Guidelines, our Code of Conduct and Ethics for Employees, our Code of Conduct and Ethics for Financial Executives, our Code of Conduct and Ethics for Members of the Board of Directors, and our Director Independence Standards. All of these documents are also available to shareholders in print upon request or by request via e-mail to investors@jmg.com.
Overview

We are a media enterprise with interests in newspapers and local digital media sites. With the ultimate goal of informing, engaging, and empowering readers in the communities we serve, we provide news, information and value to customers, employees and advertisers. We serve audiences and businesses through a portfolio of print and digital media brands, including 17 daily newspapers in 14 markets across the United States, and operate an expanding collection of local digital journalism and information businesses.

We distribute content primarily through four platforms — print, web, smartphones and tablets, with the objective to develop content and applications designed to deliver engaging content and enhance the user experience on each of these platforms. We expect that our ability to serve our communities by providing content across digital platforms will allow us to expand audiences beyond traditional print boundaries.

The newspapers that we publish have an excellent reputation for journalistic quality and content, key to retaining readership. The Milwaukee Journal Sentinel has been awarded the Pulitzer Prize — U.S. journalism’s highest honor — three times in recent years, and has been a Pulitzer finalist six additional times. Many of the other newspapers we publish were recognized in 2015 by regional and national journalism organizations for high-quality reporting across multiple platforms. This quality journalism enhances our impact and engagement in our local communities as we build out news reports in all formats that readers will turn to and trust.

Our digital sites offer comprehensive local news, information and user-generated content. We intend to enhance our digital offerings, using features such as streaming video and audio, to deliver news and information. Many of the journalists who work for us produce videos for consumption through digital sites and use an array of social media sites, such as Facebook, YouTube and Twitter, to communicate with and build audiences. The newspapers we publish have embraced mobile technology by offering products on apps available on Apple, Android, and Kindle Fire platforms, as well as providing mobile optimized sites accessible by all smartphones and tablets.

Over the years, the newspapers we publish have supplemented daily editions with an array of niche products, including direct mail advertising, total market coverage publications, zoned editions, specialty publications and event-based publications. These product offerings allow existing advertisers to reach their target audiences in multiple ways and to attract new clients, particularly small- and mid-sized advertisers.

The daily circulation, which includes print and E-edition, for the newspaper markets and audiences that we serve is as follows:

(in thousands)	2015 (1)	2014(2)	2013(2)	2012(2)	2011(2)
Abilene (TX) Reporter-News	16	18	21	22	24
Anderson (SC) Independent-Mail	17	19	21	22	23
Corpus Christi (TX) Caller-Times	36	35	39	42	43
Evansville (IN) Courier & Press	37	41	43	47	52
Henderson (KY) Gleaner	6	7	8	9	10
Kitsap (WA) Sun	16	18	19	20	21
Knoxville (TN) News Sentinel	65	71	73	80	92
Memphis (TN) Commercial Appeal	69	85	88	96	109
Milwaukee (WI) Journal Sentinel	148	182	194	207	189
Naples (FL) Daily News	60	51	58	59	54
Redding (CA) Record-Searchlight	17	18	19	20	21
San Angelo (TX) Standard-Times	14	16	17	18	18
Treasure Coast (FL) News/Press/Tribune (3)	58	59	67	69	76
Ventura County (CA) Star	46	46	49	54	62
Wichita Falls (TX) Times Record News	17	18	19	22	22
Total Daily Circulation	622	684	735	787	816

Circulation information for the Sunday edition of those newspapers is as follows:

(in thousands)	2015 (1)	2014(2)	2013(2)	2012(2)	2011(2)
Abilene (TX) Reporter-News	19	23	25	28	31
Anderson (SC) Independent-Mail	23	27	27	28	30
Corpus Christi (TX) Caller-Times	47	46	51	55	58
Evansville (IN) Courier & Press	53	57	61	68	73
Henderson (KY) Gleaner	8	8	9	10	11
Kitsap (WA) Sun	19	20	21	23	23
Knoxville (TN) News Sentinel	86	96	100	108	121
Memphis (TN) Commercial Appeal	105	120	124	131	147
Milwaukee (WI) Journal Sentinel	246	294	319	338	326
Naples (FL) Daily News	55	59	70	71	65
Redding (CA) Record-Searchlight	20	21	21	23	24
San Angelo (TX) Standard-Times	16	18	20	22	22
Treasure Coast (FL) News/Press/Tribune (3)	74	75	84	88	94
Ventura County (CA) Star	59	59	64	74	81
Wichita Falls (TX) Times Record News	19	20	22	25	25
Total Sunday Circulation	849	943	1,018	1,092	1,131

(1)	Based on Alliance for Audited Media (“AAM”) statements for the three-month period ended December 31, 2015.

(2)
Based on AAM statements for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the 12-month periods ended September 30.

(3)	Represents the combined daily and Sunday circulation of The Stuart News, the Indian River Press Journal and The St. Lucie News Tribune.

Revenues Sources

Our newspapers derive revenue by selling marketing and advertising services to businesses in our markets and news and information content to subscribers.

Advertising

We believe that compelling news and information content and a diverse portfolio of product offerings on multiple platforms are critical components to garnering the most profitable share of local advertising dollars in our markets.

Our range of products and audience reach gives us the ability to deliver specific audiences desired by advertisers. While many advertisers want the broad reach of daily newspapers, others want to target their message by demography, geography, buying habits or consumer behavior. Where we can, we use our newspaper network to build partnerships with national advertisers. We also design programs on the local level for local merchants — customizing print and digital products into tailored messages to meet our local market objectives. We sell advertising based upon audience size, demographics, price and effectiveness. Advertising rates and revenues vary among our newspapers, depending on circulation, type of advertising, local market conditions and competition. Each of these newspapers operate in a highly competitive local media marketplace, where advertisers and media consumers can choose from a wide range of alternatives, including other news publications, radio, broadcast and cable television, magazines, websites, other digital platforms, outdoor advertising, directories and direct mail products.

Print advertising

Print advertising is the largest component of our operating revenues. Print advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising in niche publications, and direct mail. Advertisements throughout a newspaper include retail, which consists of local and national advertising, and classified advertising. Local advertising refers to any advertising purchased by in-market advertisers that is not included in the newspapers' classified section. National advertising includes advertising purchased by businesses outside local markets. National advertisers typically procure advertising from numerous newspapers using advertising agency buying services. Classified advertising includes all auto, real estate and employment advertising and other ads listed in sequence by the nature of the ads. Preprinted inserts are stand-alone, multi-page circulars inserted into and distributed with daily newspapers, niche publications and shared mail products.

Digital advertising and marketing services

We sell advertising across all of our digital platforms. Digital advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; impression-based campaigns where the fee is based upon the number of times the advertisement appears in webpages viewed by a user; and click-through campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertiser’s website. We are developing local sponsorship programs that feature elements of fixed-duration and impression-based campaigns. These may include print elements (such as run-of-press or inserts) as part of the creative package designed to reach the reader/viewer/customer. We utilize a variety of audience-extension programs to enhance the reach of our websites and garner a larger share of local advertising dollars that are spent online.

We are a member of a newspaper consortium that partners with Yahoo! in an advertising and content sharing arrangement that increases access to local web-focused advertising dollars. We intend to have similar arrangements with other digital marketing services. We offer local advertising customers additional marketing services, such as managing search engine marketing campaigns.

Circulation (Subscriptions)

We deliver news and other content on four platforms — print, web, smartphones and tablets — and meter access to content delivered on our digital platforms. We introduced bundled subscription offerings for print and digital products in all of our markets by the end of 2013.

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

Our print products are delivered directly to subscribers (home delivery) or purchased from a retail store or vending machine (single copy). Home delivery copies account for the majority of our total daily subscription revenues.

Daily and Sunday circulation has declined during the past five years, due in part to readers who consume more news and information online. Some of the declines were due to a deliberate decision to eliminate distribution to outlying areas. More recently we have implemented marketing and pricing strategies intended to stabilize home delivery subscription revenues.

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

Advertising revenue is the largest component of a newspaper’s total revenue and it is affected by cyclical changes in national and regional economic conditions, as well as secular changes in the newspaper industry. Classified advertising is generally the most sensitive to economic cycles and secular changes in the newspaper business because it is driven primarily by the demand for employment, real estate transactions and automotive sales, as well as the migration of advertising to the Internet and other advertising forms. Newspaper advertising revenue is seasonal and we tend to see increased revenue due to increased advertising activity during certain holidays.

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

Newsprint

The basic raw material of newspapers is newsprint. We have been able to receive an adequate supply of newsprint for our needs. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and could lead to future price increases.

Employees

As of December 31, 2015, we had approximately 2,800 full-time equivalent employees. Various labor unions represented approximately 800 of these employees. We have not experienced any work stoppages at current operations since 1985.

Properties

Our corporate headquarters are located in Milwaukee, Wisconsin and we operate in 14 markets in the United States. We believe all properties we own are well maintained, are in good condition and suitable for our contemplated operations. There are no material encumbrances on any of these properties. We own substantially all of the facilities and equipment used in our operations.

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

Risk Factors Relating to Our Business

We have a limited history operating as a stand-alone, publicly traded company, and limited combined financial statements, on which you can evaluate our performance.

We have operated as a combined business and as a stand-alone, publicly traded company since April 1, 2015. Accordingly, we have a limited operating history and limited financial statements as an independent, stand-alone company upon which you can evaluate us. We may not be able to grow or integrate our business as planned and may not be profitable.

Certain historical financial information contained in this Annual Report on Form 10-K is not indicative of our future results as a stand-alone, publicly traded company.

The financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Annual Report on Form 10-K for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers, and the historical carve-out financial statements of Scripps Newspapers were created from Scripps’ financial information. Accordingly, the historical carve-out financial information for Scripps Newspapers included in this Annual Report on Form 10-K does not reflect the Journal newspaper business and, thereby, does not reflect what our financial position, results of operations and cash flows would have been had those businesses been operated as a combined business and a stand-alone, publicly traded company during the periods before April 1, 2015. Nor is such information indicative of what our results of operations, financial position and cash flows may be in the future. This is primarily a result of the following factors:

•
the historical Journal newspaper business financial statements are not included in this Annual Report on Form 10-K and pursuant to Securities and Exchange Commission guidance are not required to be so included;

•
the historical carve-out financial statements of Scripps Newspapers do not reflect certain changes that occurred in our funding and operations as a result of the separation of Scripps Spinco and Journal Spinco from Scripps and Journal, respectively, on April 1, 2015;

•
our financial information prior to April 1, 2015 reflects estimated allocations for services historically provided by Scripps to Scripps Spinco, and these allocations are different from the costs we incur for these services following April 1, 2015; and

•
the historical financial information prior to April 1, 2015 does not reflect certain increased or duplicative costs we incurred in becoming a stand-alone, publicly traded company as of April 1, 2015, such as costs attributable to transition service agreements we have with Scripps, or changes in historical cost structure due to our differing personnel needs, financing activities and operations.

For these or other reasons, our future financial performance will be different from the performance implied by the historical carve-out information of Scripps Newspapers to April 1, 2015 presented in this Annual Report on Form 10-K.

For additional information about the past financial performance of Scripps Newspapers, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical carve-out financial statements and the accompanying notes of Scripps Newspapers included elsewhere in this Annual Report on Form 10-K.

The integration of the newspaper businesses of Journal and Scripps is time consuming, may distract our management from operations, and is expensive, all of which could have a material adverse effect on our operating results.

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

We may not realize the benefits expected by combining the newspaper businesses of Scripps and Journal into a new publicly traded company and may experience increased costs that could decrease overall profitability.

Before the April 1, 2015 newspaper mergers, our business was part of two separate public companies. Following the consummation of the newspaper mergers, we may experience difficulties in integrating the two businesses into one company, and the newspaper mergers may result in increased costs and inefficiencies in our business operations and management. Integration of our businesses may cost significantly more or take longer than anticipated, which could decrease profitability or otherwise impact expected cost-savings. In addition, prior to the newspaper mergers our businesses took advantage of the economies of scale of Scripps and Journal. As a separate, standalone, publicly traded company, we may be unable to obtain goods, services and technology at prices or on terms as favorable as those obtained prior to the newspaper mergers, which could decrease overall profitability. Furthermore, we may not be successful in transitioning from the services and systems provided by Scripps and Journal and may incur substantially higher costs for implementation than currently anticipated. Failure on our part to realize the anticipated benefits of the newspaper mergers, including, without limitation, the anticipated cost-savings resulting from operating synergies and growth opportunities from combining the businesses, could have a material adverse effect on our profitability.

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

•
are generally restricted from taking any other action (including an action that would be inconsistent with the representations relied upon by Scripps and Journal described above) that could jeopardize the tax-free status of the spin-offs; and

•
have generally agreed to indemnify Scripps and Journal for taxes and related losses incurred as a result of the spin-offs (other than the spin-off of Journal Spinco, which was taxable to Journal) failing to qualify as tax-free transactions provided such taxes and related losses are attributable to any act, failure to act or omission by us or our subsidiaries, including our failure to comply with applicable representations, undertakings and restrictions placed on our actions under the tax matters agreements.

These prohibitions could discourage, delay or prevent equity financings, acquisitions, investments, strategic alliances, mergers and other transactions, possibly resulting in a material adverse effect on our business. In addition, any indemnity obligations to Scripps or Journal could have a material adverse effect on our financial position and liquidity.

Our credit facility subjects us to various restrictions that could limit operating flexibility.

Our credit facility contains certain covenants and other restrictions that, among other things, requires us to maintain certain financial ratios and restricts our ability to pay dividends, repurchase shares, incur additional indebtedness, make dispositions and create liens. These restrictions and covenants may limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur.

We may be required to satisfy certain indemnification obligations to our former parent companies or may not be able to collect on indemnification rights from our former parent companies.

Under the terms of the master transaction agreement, Scripps (as successor to Journal) will indemnify us, and we will indemnify Scripps (as successor to Journal), for all damages, liabilities and expenses resulting from a breach by the applicable party of the covenants contained in the master transaction agreement that continue in effect after the April 1, 2015 closing. Scripps (as successor to Journal) will indemnify us for all damages, liabilities and expenses incurred by us relating to the entities, assets and liabilities retained by Scripps or Journal, and we will indemnify Scripps (as successor to Journal) for all damages, liabilities and expenses incurred by us relating to our entities, assets and liabilities.

In addition, Scripps will indemnify us, and we will indemnify Scripps, for all damages, liabilities and expenses resulting from a breach by the other of any of the representations, warranties or covenants contained in the tax matters agreements. We will also indemnify Scripps for all damages, liabilities and expenses arising out of any tax imposed with respect to the Scripps Spinco spin-off if such tax is attributable to any act, any failure to act or any omission by us or any of our subsidiaries. Scripps will indemnify us for all damages, liabilities and expenses relating to pre-closing taxes or taxes imposed on us or our subsidiaries because Scripps Spinco or Journal Spinco was part of the consolidated return of Scripps or Journal, and we will indemnify Scripps for all damages, liabilities and expenses relating to post-closing taxes of ours or our subsidiaries.

The indemnification obligations described above could be significant, although we do not presently believe there are any indemnification obligations for which we will be liable or for which we will seek payment from Scripps. Our ability to satisfy any such indemnities depends upon our future financial performance. Similarly, the ability of Scripps to satisfy any such obligations to us depends on its future financial performance. We cannot assure you that we will have the ability to satisfy any substantial obligations to Scripps or that Scripps (including Scripps as successor to Journal) will have the ability to satisfy any substantial indemnity obligations to us.

Decreases in advertising spending, resulting from economic downturn, war, terrorism, advertiser consolidation or other factors, could adversely affect our financial condition and results of operations.

Approximately 60% of our revenue in 2015 was generated from the sale of local, regional and national advertising appearing in newspapers and shoppers. Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy. The merger or consolidation of advertisers, such as in the banking and airline industries, also generally leads to a reduced amount of collective advertising spending. A recession or economic downturn, as well as a consolidation of advertisers in the future could have an adverse effect on our financial condition and results of operations. Terrorist attacks or other wars involving the United States or any other local or national crisis could also adversely affect our financial condition and results of operations.

Additionally, some of our printed publications generate, and in the future are expected to generate, a large percentage of their advertising revenue from a limited number of sources, including the automotive industry. As a result, even in the absence of a recession or economic downturn, adverse changes specifically affecting these advertising sources could significantly reduce advertising revenue and have a material adverse effect on our financial condition and results of operations.

In addition, advertising revenue and subscription revenue depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect those revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general. If the population demographics, prevailing retail environment or local economic conditions of a community to be served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected.

We operate in highly competitive markets, and during a time of rapid competitive changes, we may lose market share and advertising revenue to competing publications, or other competitors, as well as through consolidation of competitors or changes in advertisers' buying strategies.

Our businesses operate in highly competitive markets. Our newspapers, shoppers and Internet sites compete for audiences and advertising revenue with other newspapers, television and radio stations, shoppers and Internet sites as well as with other media such as magazines, outdoor advertising, direct mail and the evolving mobile and digital advertising space. Some of our potential competitors have greater financial, marketing and programming resources than we have or, even if smaller in size or in terms of financial resources, a greater ability to create digital niche products and communities and may respond faster or more aggressively to changing competitive dynamics. This competition has intensified as a result of digital media technologies.

In newspapers and shoppers, our revenue primarily consists of advertising revenue and subscription revenue. Competition for advertising expenditures and subscription revenue comes from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, digital Internet and mobile products and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for subscription revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service. Our local and regional competitors in community publications are typically unique to each market, but we have many competitors for advertising revenue that are larger and have greater financial and distribution resources than us. Subscription revenue and our ability to achieve price increases for our print products are affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among young people. We may incur increasing costs competing for advertising expenditures and paid print and digital subscriptions. If we are not able to compete effectively for advertising expenditures and paid print and digital subscriptions, our revenue may decline and our financial condition and results of operations may be adversely affected.

The print newspaper business is in secular decline. Our profitability may be adversely affected if we are not successful in creating other revenue opportunities or in aligning costs with declining revenues.

In recent years, the advertising industry generally has experienced a secular shift toward digital advertising and away from other traditional media. In addition, our historical newspaper circulation has declined, reflecting general trends in the newspaper industry, including consumer migration toward the Internet and other media for news and information. We face, and in the future expect to continue to face, increasing competition from other digital sources for both advertising and subscription revenues. This competition has intensified as a result of the continued development of digital media technologies. Distribution of news, entertainment and other information over the Internet, as well as through smartphones, tablets and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, we expect advertisers to continue to allocate larger portions of their advertising budgets to digital media.

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

Newsprint is a significant portion of our operating costs. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results. In addition, the continued reduction in the capacity of newsprint producers increases the risk that supplies of newsprint could be limited in the future. Our publishing business may suffer if there is a significant increase in the cost of newsprint or a reduction in the availability of newsprint.

Changes relating to consumer information collection and use could adversely affect our ability to collect and use data, which could harm our business.

Public concern over methods of information gathering has led to the enactment of legislation in most jurisdictions that restricts the collection and use of consumer information. Our publishing business relies in part on telemarketing sales, which are affected by “do not call” legislation at both the federal and state levels. We also engage in e-mail marketing and the collection and use of consumer information in connection with our publishing businesses and our growing digital efforts. Further legislation, government regulations, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit our ability to provide information to our customers or otherwise utilize telemarketing or e-mail marketing or distribute our digital products across multiple platforms, and could adversely affect our results of operations.

Decreases in circulation may adversely affect subscription revenues, and circulation decreases may accelerate as we offer expanded digital content and digital subscriptions.

Advertising and subscription revenues are affected by the number of subscribers and single copy purchasers, readership levels and overall audience reach. The newspaper industry as a whole is experiencing difficulty maintaining paid print circulation and related revenues. This is due to, among other factors, increased competition from new media products and sources other than traditional newspapers (often free to consumers), and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. In addition, our planned expanded digital content and new digital subscriptions could negatively impact print circulation volumes if readers cancel subscriptions.

A prolonged decrease in circulation could have a material effect on our revenues, particularly if we are not able to otherwise grow readership levels and overall audience reach. To maintain our circulation base, we may incur additional costs, and we may not be able to recover these costs through subscription and advertising revenues.

Changes in the legal and regulatory environment could increase our operating costs or result in litigation.
The conduct of our business is subject to various laws and regulations administered by federal, state and local government agencies. These laws and regulations, as well as judicial and administrative interpretations of these laws and regulations, may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes may include changes in employment laws, environmental laws, occupational health and safety laws, accounting standards and taxation requirements. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business, and therefore, may impact our results or increase our costs or liabilities.
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

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our operations, damage to our brands and reputation, legal exposure and financial losses.

Security breaches, computer malware or other “cyber attacks” could harm our business by disrupting our delivery of services, jeopardizing our confidential information and that of our vendors and clients, and damaging our reputation. Our operations routinely involve receiving, storing, processing and transmitting sensitive information. Although we monitor our security measures regularly and believe we are not in a key target industry, any unauthorized intrusion, malicious software infiltration, theft of data, network disruption, denial of service, or similar act by any party could disrupt the integrity, continuity, and security of our systems or the systems of our clients or vendors. These events could create financial liability, regulatory sanction, or a loss of confidence in our ability to protect information, and adversely affect our revenue by causing the loss of current or potential clients.

Risk Factors Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price and trading volume of our common stock could fluctuate significantly for many reasons, including, without limitation:

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

Provisions of our articles of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that shareholders may consider favorable or may impede the ability of the holders of our common stock to change our board or management. The provisions of our articles of incorporation and bylaws, among other things:

•	prohibit shareholder action except at an annual or special meeting, thus not allowing our shareholders to act by written consent;

•	regulate how shareholders may present proposals or nominate directors for election at annual meetings of shareholders by requiring advance notice of such proposals or nominations;

•	regulate how special meetings of shareholders may be called; and

•
authorize our board of directors to issue preferred stock in one or more series, without shareholder approval. Under this authority, our board of directors could adopt a rights plan which could ensure continuity of management by rendering it more difficult for a potential acquirer to obtain control of us.

Our indemnification obligations under the tax matters agreement entered into in connection with the newspaper mergers could prevent a change in control.

An acquisition of our stock or further issuance of our stock could cause Scripps or the shareholders of Scripps or Journal to recognize a taxable gain or income on the spin-off of Scripps Spinco. Under the tax matters agreement we are required to indemnify Scripps or the shareholders of Scripps or Journal, as the case may be, for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

Our ability to pay dividends or repurchase shares is limited by our financial results and our credit facility.

Our credit facility limits our ability to declare and pay dividends or make other distributions on our shares of common stock and limits dividends and share repurchases from borrowed funds to no more than $10 million in any fiscal year. The dividend amounts and share repurchases, if any, will be determined by our board of directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects and applicable contractual restrictions.

Our accounting and other management systems and resources may not be adequate to meet our reporting obligations as a public company.

We are responsible for ensuring that all aspects of our business comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Although our management has experience with these reporting and related obligations, ensuring compliance with respect to our business may place significant demands on management, administrative and operational resources, including accounting systems and resources.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an emerging growth company for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Risks Relating to the Proposed Merger with Gannett

On October 7, 2015, we entered into the Merger Agreement with Gannett and Merger Sub. The Merger Agreement provides that, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into us and we will become a wholly owned subsidiary of Gannett. If the merger is completed, our shareholders will receive $12.00 in cash, without interest and less any applicable withholding taxes, for each share of our common stock owned.

Completion of the merger is subject to the satisfaction of certain customary closing conditions. The following risk factors relate to risks posed to our shareholders from the proposed merger.

The merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all.

Completion of the merger is subject to closing conditions that make the completion and timing of the merger uncertain. The conditions include, among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); the absence of any law or governmental order enacted or issued prohibiting the merger; since October 7, 2015, there not having occurred any event, occurrence or development that is continuing and that, individually or in the aggregate, has had or would reasonably be expected to have a Company material adverse effect; and the non-modification or withdrawal of the tax opinion delivered by Foley & Lardner LLP to Scripps on October 7, 2015 (relating to the continued tax-free nature of the April 1, 2015 transactions between Scripps and Journal Communications, Inc.) and no change in law or facts having occurred since October 7, 2015 that would make such tax opinion no longer reasonably acceptable to Gannett as of the closing date of the merger.

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

The Merger Agreement provides that either us or Gannett may terminate the Merger Agreement if the merger is not consummated on or before April 7, 2016, subject to an automatic extension for up to 60 days in order to satisfy the regulatory closing conditions. In addition, the Merger Agreement contains certain termination rights for both us and Gannett including, among others, by us, in the event our board of directors determines to enter into a definitive agreement with respect to a superior proposal. Upon termination of the Merger Agreement under specific circumstances, we will be required to pay Gannett a termination fee of $9.0 million.
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

We expect to pay significant transaction costs in connection with the merger. These costs include investment banking, legal fees and expenses, SEC and HSR Act filing fees, printing expenses, mailing expenses and other related charges. We estimate our aggregate transaction costs will be approximately $8 million to $10 million. A portion of the transaction costs will be incurred regardless of whether the merger is consummated.

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

Pending litigation against us and Gannett could result in an injunction preventing completion of the merger, the rescission of the merger in the event it is completed and/or the payment of damages in the event the merger is completed.

In connection with the merger, purported shareholders of ours filed two class action lawsuits (which have been consolidated into a single lawsuit) against us, the members of our board of directors, Gannett and the other parties to the Merger Agreement. Among other remedies, the plaintiffs seek to enjoin the merger. As discussed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016, we entered into a memorandum of understanding with the plaintiffs regarding the settlement of all claims that were or could have been brought in connection with the merger. Pursuant to the terms of the memorandum of understanding, the consolidated lawsuit is currently stayed pending finalization of proposed settlement documentation, confirmatory discovery and a decision by the relevant court regarding approval of the proposed settlement. There can be no assurance that the parties to the memorandum of understanding will ultimately enter into a settlement agreement or that the court will approve the settlement even if the parties were to enter into a settlement agreement.

One of the conditions to the closing of the merger is that no law or judgment, injunction, ruling, order or decree issued by any court of competent jurisdiction shall be in effect that makes the merger illegal or otherwise prohibits the consummation of the merger. If for any reason the consolidated lawsuit is not settled, the litigation may recommence and the plaintiffs may be successful in obtaining an injunction prohibiting us or Gannett from consummating the merger on the agreed-upon terms. In that event, the injunction may prevent the merger from being completed within the expected timeframe, or at all. Furthermore, if the proposed settlement is not approved and the defendants are not able to resolve the consolidated lawsuit, the consolidated lawsuit could result in substantial costs to us, including any costs associated with the indemnification of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

We operate in 14 markets in the United States. We believe all properties we own are well maintained, are in good condition and suitable for our operations. There are no material encumbrances on any of these properties. We own substantially all of the facilities and equipment used in our operations.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16 – Commitments and Contingencies of this Annual Report on Form 10-K for information on legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 100 million shares of common stock and 10 million shares of preferred stock and each share of our common stock is entitled to one vote. Our common stock has traded on the New York Stock Exchange (the “NYSE”), under the symbol "JMG," since we began operations as a separate company on April 1, 2015. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NYSE.

	High	Low
Second quarter	$10.79	$7.60
Third quarter	$8.82	$5.99
Fourth quarter	$12.45	$7.34

As of March 23, 2016, there were approximately 1,693 registered holders of our common stock. We have no outstanding shares of preferred stock.

Dividends

We currently intend to distribute a portion of our free cash flow to our common shareholders, through a quarterly dividend, subject to satisfactory financial performance, approval of our board of directors and dividend restrictions in our credit agreement (for additional information, see Note 11 - Long-Term Debt). Our board of directors’ determination regarding dividends will depend on a variety of factors, including earnings, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, as well as economic conditions and expected future financial results. The Merger Agreement with Gannett, effective October 7, 2015, limits our quarterly dividends to $0.06 per share.

Since we began operations as a separate company on April 1, 2015, we paid cash dividends of $0.04 per share on June 5, 2015 and cash dividends of $0.06 per share on September 4, 2015, December 4, 2015 and March 1, 2016.
Securities Authorized For Issuance Under Equity Compensation Plans
See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters," of this Annual Report on Form 10-K for certain information regarding our equity compensation plans.
Purchases of Equity Securities
On August 13, 2015, our board of directors authorized a share repurchase program of up to $25 million of our outstanding common stock over 36 months. Under the program, share repurchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Share purchases by us will depend on market conditions, share price, trading volume and other factors. The Merger Agreement with Gannett precludes us from repurchasing shares.
Stock Performance Information

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filings.

The following graph compares, on a cumulative basis, changes in the total return on our common stock with the total return on the Standard & Poor’s 500 Stock Index and the total return on a peer group comprised of six corporations that concentrate on newspaper publishing in local markets. Our peer group is comprised of A.H. Belo Corp., Gannett Co. Inc., Lee Enterprises Inc., McClatchy Co., New Media Investment Group, Inc., and Tribune Publishing Co. This graph assumes the investment of $100.00 on April 1, 2015, the first day our common stock traded publicly, and the reinvestment of any dividends since that date.

	4/1/15	6/30/15	9/30/15	12/31/15

Journal Media Group, Inc.	100.00	94.68	86.46	139.26
S&P 500	100.00	100.28	93.82	100.43
Peer Group	100.00	78.35	71.66	82.29

ITEM 6.	SELECTED FINANCIAL DATA
The selected statement of operations data for 2015, 2014 and 2013, and the selected balance sheet data at December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for 2012 and 2011, and the selected balance sheet data at December 31, 2013, 2012, and 2011, are derived from the audited combined financial statements of Scripps Newspapers (the predecessor of Journal Media Group) and not included herein. Periods beginning April 1, 2015 are of the consolidated Company. You should read this information in conjunction with the other financial information and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements, including the notes thereto, included in this Annual Report on Form 10-K. See also "Index to Consolidated and Combined Financial Statements."

	For the years ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data	(dollars and shares in thousands, except for per share amounts)
Revenue	$441,006	$370,332	$384,199	$399,123	$414,744
Operating costs and expenses	(431,687)	(394,420)	(402,805)	(410,488)	(439,903)
Total other income and (expense)	(569)	(1,469)	(293)	(341)	940
Income (loss) before income taxes	8,750	(25,557)	(18,899)	(11,706)	(24,219)
Provision (benefit) for income taxes	5,721	413	(2,070)	332	653
Net income (loss)	3,029	(25,970)	(16,829)	(12,038)	(24,872)
Net income (loss) attributable to noncontrolling interests	(98)	(204)	(126)	(53)	90
Net income (loss) attributable to Journal Media Group	$3,127	$(25,766)	$(16,703)	$(11,985)	$(24,962)

Diluted weighted average shares outstanding	21,949	14,450	14,450	14,450	14,450
Diluted net income (loss) per share	$0.12	$(1.78)	$(1.16)	$(0.83)	$(1.73)
Cash dividends declared	$0.16	$—	$—	$—	$—
Other Financial Data
Depreciation and amortization	$21,134	$16,890	$17,240	$18,896	$21,886
Capital expenditures	$4,273	$2,708	$3,615	$2,962	$1,832
Cash Flow Data
Net cash provided by (used in):
Operating activities	$24,707	$(1,901)	$(1,845)	$5,501	$4,635
Investing activities	$7,805	$(1,564)	$(3,308)	$(3,141)	$(1,201)
Financing activities	$(3,476)	$3,465	$5,153	$(2,360)	$(3,434)
Balance Sheet Data
Total assets	$359,456	$234,646	$256,281	$271,578	$290,931
Total debt	$—	$—	$—	$—	$—
Total equity	$249,699	$169,247	$187,844	$195,781	$213,180

2015 - A $265 non-cash charge was recorded for land and a building based on an accepted offer to sell the property.
2014 - A $500 non-cash charge was recorded to reduce the carrying value of real property at three of our locations.
2011 - A $9,000 non-cash charge was recorded to reduce the carrying value of long-lived assets at four of our newspapers.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Journal Media Group was incorporated in Wisconsin on July 25, 2014. From our incorporation until the consummation of the newspaper mergers and separation on April 1, 2015, Scripps and Journal each owned 50% of our common stock. As of April 1, 2015, we own and operate the former newspaper publishing businesses of Scripps and Journal. In this Annual Report on Form 10-K, we refer to the newspapers published by subsidiaries of Scripps as the “Scripps Newspapers” and to the newspapers published by subsidiaries of Journal as the “Journal Newspapers" or "JRN Newspapers,” and we also sometimes refer to the April 1, 2015 newspaper mergers that created Journal Media Group as the "separation."

Since our inception, and until April 1, 2015, our activities were limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014 and the first quarter of 2015, we conducted no business operations or owned or leased any real estate or other property. Accordingly, our only assets prior to the consummation of the newspaper mergers and separation on April 1, 2015 arose from the issuance at inception of two shares of our common stock, one to Scripps and one to Journal. We did not have any costs or liabilities arising out of our operations prior to the consummation of the newspaper mergers and separation on April 1, 2015. As a result, the financial statements and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) included in this Annual Report on Form 10-K for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers. All financial statements and related disclosures for the period April 1, 2015 to December 31, 2015 consist of financial condition and results of operations of Journal Media Group.

Scripps Newspapers combined financial statements, for periods prior to April 1, 2015, have been “carved-out” from the consolidated financial statements of Scripps and reflect assumptions and allocations made by Scripps. Scripps Newspapers carve-out financial statements include all revenues, costs, assets and liabilities that are directly attributable to the business. In addition, certain expenses reflected in Scripps Newspapers carve-out financial statements are an allocation of corporate expenses from Scripps. Such expenses include, but are not limited to, centralized support functions including finance, legal, information technology, human resources, and insurance as well as stock-based compensation. These expenses have been allocated to Scripps Newspapers on the basis of direct usage when identifiable and allocated based upon on a number of utilization measures including headcount, square footage, and proportionate effort. Where determinations based on utilization are impracticable, Scripps used other methods and criteria that are believed to be reasonable estimates of costs attributable to the companies, such as revenues.

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

We have a bundled-subscription model in all of our newspaper markets. Under the bundled model, subscribers receive access to all newspaper content on all platforms. Only limited digital content is available to non-subscribers after free article thresholds are met. We also offer digital-only subscriptions.

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

Basis of Presentation

The accompanying combined financial information for periods prior to April 1, 2015 are those of our predecessor, Scripps Newspapers. The accompanying financial information for the period April 1, 2015 to December 31, 2015 consist of the financial condition and results of operations of Journal Media Group.

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

Historically, separate financial statements have not been prepared for Scripps Newspapers. These combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of Scripps Newspapers for the periods presented prior to April 1, 2015, as Scripps Newspapers was historically managed within Scripps (the "Parent"). The combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Scripps. The combined financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable (see Note 15 to the consolidated and combined financial statements). However, such expenses may not be indicative of the actual level of expense that would have been incurred had Scripps Newspapers operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Scripps Newspapers' combined financial position, results of operations and cash flows had Scripps Newspapers operated as a stand-alone entity during the periods presented prior to April 1, 2015.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Results of Operations

2015 Compared to 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	2015	2014
	(dollars in millions)		% Change
Operating revenue:
Advertising and marketing services	$258.8	$228.0	13.5%
Subscriptions	150.4	121.6	23.7%
Other	31.8	20.7	53.4%
Total revenue	441.0	370.3	19.1%
Operating costs and expenses:
Costs of sales (exclusive of items shown below)	231.9	204.9	13.2%
Selling, general and administrative (exclusive of items shown below)	176.8	165.8	6.6%
Defined pension and benefit plan expense	1.9	6.8	(72.0)%
Depreciation and amortization	21.1	16.9	25.1%
Total operating costs and expenses	431.7	394.4	9.4%
Operating income (loss)	9.3	(24.1)	F
Other expense, net	(0.6)	(1.5)	61.3%
Income (loss) before income taxes	8.7	(25.6)	F
Provision (benefit) for income taxes	5.7	0.4	U
Net income (loss)	3.0	(26.0)	F
Net loss attributable to noncontrolling interests	(0.1)	(0.2)	52.0%
Net income (loss) attributable to Journal Media Group	$3.1	$(25.8)	F
F - Greater than 100% favorable variance
U - Greater than 100% unfavorable variance

Revenue

Our revenue for the year ended December 31, 2015 was $441.0 million, an increase of $70.7 million, or 19.1%, compared to $370.3 million for the year ended December 31, 2014. The increase in revenue of $70.7 million includes revenue from our Journal Newspapers acquisition of $100.5 million, which is comprised of $53.1 million from advertising and marketing services, $33.6 million from subscription revenue, and $13.8 million from other revenue. The increase from the Journal Newspapers acquisition was partially offset by declines of $22.3 million in our advertising and marketing services and a $4.8 million decline in our subscription revenue. The decline in our advertising and marketing revenue was primarily driven by a decrease in our local retail and preprint categories due to secular pressures and changes in the demand for print advertising. The continued shift in consumer preferences from print to digital platforms for news consumption coupled with our subscribers’ response to price increases also led to a decline in our subscription volumes, which has been partially offset by price increases.

Subscriptions include fees paid by readers for access to content in print and digital formats. We offer bundled subscriptions where our subscribers receive access to all of our newspaper content on all platforms. Only limited digital content is available to non-subscribers after free article thresholds are met. We also offer digital-only subscriptions. As of December 31, 2015, we had approximately 50,000 digital-only subscribers across all of our markets.

Cost of Sales

Our cost of sales for the year ended December 31, 2015 was $231.9 million, an increase of $27.0 million, or 13.2%, compared to $204.9 million for the year ended December 31, 2014. The increase was primarily driven by $58.4 million of additional expenses for Journal Newspapers, partially offset by a $14.5 million decline in employee expenses, a $6.0 million decline in newsprint expenses and other cost savings.

Selling, General and Administrative
Our selling and administrative expenses for the year ended December 31, 2015 was $176.8 million, an increase of $11.0 million, or 6.6%, compared to $165.8 million for the year ended December 31, 2014. The increase was primarily driven by $5.5 million of additional expenses for Journal Newspapers and $8.1 million of transition and integration costs, partially offset by cost savings initiatives.

For periods prior to April 1, 2015, the consolidated and combined financial statements include expense allocations from the Parent of Scripps Newspapers for certain corporate support services, which are recorded within selling, general and administrative expense in the Consolidated and Combined Statements of Operations. Management believes that the basis used for the allocations is reasonable and reflects the portion of such costs attributed to Scripps Newspapers operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. Management is unable to determine what such costs would have been had Scripps Newspapers been independent.

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

Defined Pension and Benefit Plan Expense

Defined pension and benefit plan expense of $1.9 million in 2015 decreased by $4.9 million from $6.8 million in 2014 principally due to Scripps assuming defined pension plan obligations as of April 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense of $21.1 million in 2015 increased by $4.2 million from $16.9 million in 2014 principally due to the acquisition of Journal Newspapers.

Other Expense, Net

Other expense, net was $0.6 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively. The 2015 expense includes partnership losses related to our investment in Albuquerque Publishing Company ("APC") and the 2014 expense includes losses on the disposal of property, plant and equipment.

Income Taxes

Our effective tax rate for the years ended December 31, 2015 and 2014 was 65.4% and (1.6)%, respectively. Our higher effective tax rate for the year ended December 31, 2015 is attributable primarily to the Scripps Newspaper loss in the first quarter of 2015

(which is a non-deductible permanent difference because, for tax purposes, the loss will be claimed by Scripps and not Journal Media Group) and state income taxes. The effective tax rate for the year ended December 31, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

Net Income (Loss)

Our net income for the year ended December 31, 2015 was $3.0 million, an improvement of $29.0 million compared to a net loss of $26.0 million for the year ended December 31, 2014. The improvement was due to the factors noted above.

Income (loss) per Share

Basic and diluted net income (loss) per share were $0.12 and $(1.78) in the years ended December 31, 2015 and 2014, respectively.

EBITDA

EBITDA for the year ended December 31, 2015 was $30.4 million, an improvement of $37.6 million compared to $(7.2) million for the year ended December 31, 2014. We define EBITDA as net earnings (loss) excluding earnings from discontinued operations, net, provision (benefit) for income taxes, total other (income) expense, net, depreciation and amortization. Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry. EBITDA is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net income (loss) to EBITDA for the years ended December 31, 2015 and 2014:

	2015	2014
	(dollars in millions)
Net income (loss) (1)	$3.0	$(26.0)
Provision for income taxes	5.7	0.4
Other expense, net	0.6	1.5
Depreciation and amortization	21.1	16.9
EBITDA	$30.4	$(7.2)

(1) Included in net income for the year ended December 31, 2015 are transition and integration costs of $8.1 million, workforce reduction charges of $2.5 million and impairment charges of $0.3 million. Included in the net loss for the year ended December 31, 2014 are workforce reduction charges of $2.3 million and impairment charges of $0.5 million.

The increase in EBITDA is consistent with the increase in operating earnings for the reasons described above.

2014 Compared to 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	2014	2013
	(dollars in millions)		% Change
Operating revenue:
Advertising and marketing services	$228.0	$245.3	(7.1)%
Subscriptions	121.6	117.5	3.5%
Other	20.7	21.4	(3.1)%
Total revenue	370.3	384.2	(3.6)%
Operating costs and expenses:
Costs of sales (exclusive of items shown below)	204.9	213.5	(4.0)%
Selling, general and administrative (exclusive of items shown below)	165.8	167.8	(1.2)%
Defined pension and benefit plan expense	6.8	4.3	58.5%
Depreciation and amortization	16.9	17.2	(2.0)%
Total operating costs and expenses	394.4	402.8	(2.1)%
Operating income (loss)	(24.1)	(18.6)	(29.5)%
Other expense, net	(1.5)	(0.3)	U
Income (loss) before income taxes	(25.6)	(18.9)	(35.2)%
Provision (benefit) for income taxes	0.4	(2.1)	U
Net income (loss)	(26.0)	(16.8)	(54.3)%
Net loss attributable to noncontrolling interests	(0.2)	(0.1)	(61.9)%
Net loss attributable to Parent	$(25.8)	$(16.7)	(54.3)%
F - Greater than 100% favorable variance
U - Greater than 100% unfavorable variance
Revenue

Advertising and marketing services revenue decreased by $17.3 million, or 7.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of continued secular changes in the demand for print advertising.

Subscriptions include fees paid by readers for access to content in print and digital formats. We offer bundled subscriptions where our subscribers receive access to all of our newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. As of December 31, 2014, we had approximately 34,000 digital-only subscribers across all of our markets. Subscription revenue increased by $4.1 million, or 3.5%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, driven by the roll-out of our bundled subscription model, increases in single-copy prices and digital-only subscriptions.

Other revenues, including commercial printing and distribution services, decreased by $0.7 million, or 3.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of a decrease in distribution services.

Cost of Sales

Our cost of sales for the year ended December 31, 2014 was $204.9 million, a decrease of $8.6 million, or 4.0%, compared to $213.5 million for the year ended December 31, 2013 as a result of declines in employee costs, newsprint, and other variable production and distribution costs.

Selling, General and Administrative
Our selling and administrative expenses for the year ended December 31, 2014 was $165.8 million, a decrease of $2.0 million, or 1.2%, compared to $167.8 million for the year ended December 31, 2013 as a result of declines in employee costs and other variable production and distribution costs.

Other Expense, Net

Other expense, net was $1.5 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. The increase was due to losses on the disposal of property, plant and equipment.

Income Taxes

Our effective tax rate for the years ended December 31, 2014 and 2013 was (1.6)% and 11.0%, respectively. The effective tax rate for the year ended December 31, 2014 was attributable to the full valuation allowance recorded by Scripps Newspapers.

Net Loss

Our net loss for the year ended December 31, 2014 was $26.0 million, a decline of $9.2 million compared to a net loss of $16.8 million for the year ended December 31, 2013. The decline was due to a decrease in revenue for the reasons described above.

Loss per Share

Basic and diluted net loss per share were $1.78 and $1.16 in the years ended December 31, 2014 and 2013, respectively.

EBITDA

EBITDA for the year ended December 31, 2014 was $(7.2) million, a decline of $5.8 million compared to $(1.4) million for the year ended December 31, 2013.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the years ended December 31, 2014 and 2013:

	2014	2013
	(dollars in millions)
Net loss (1)	$(26.0)	$(16.8)
Provision (benefit) for income taxes	0.4	(2.1)
Other expense, net	1.5	0.3
Depreciation and amortization	16.9	17.2
EBITDA	$(7.2)	$(1.4)

(1) Included in net loss for the year ended December 31, 2014 are workforce reduction charges of $2.3 million and impairment charges of $0.5 million. Included in net loss for the year ended December 31, 2013 are workforce reduction charges of $1.3 million.

The decrease in EBITDA is consistent with the decrease in operating earnings for the reasons described above.

Liquidity and Capital Resources

Prior to April 1, 2015, Scripps Newspapers participated in its Parent's controlled disbursement system, pursuant to which the bank sent daily notifications of checks presented for payment and transferred funds from other sources to cover the checks. Scripps Newspapers cash balance held by its Parent was reduced as checks were issued. Accordingly, none of the Parent's cash and cash equivalents has been assigned to Scripps Newspapers in the combined financial statements. Further, outstanding checks issued by the Parent were not recorded as a liability when the check was signed, as the obligation became tied to the central cash management arrangement.

Beginning April 1, 2015, our capital structure and sources of liquidity were significantly different from Scripps Newspapers historical capital structure. If our cash flows from operating activities are lower than expected, we may need to borrow under our line of credit, incur debt or issue additional equity. Although we have a credit facility to finance our operations, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (i) our credit rating or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. We expect our future cash needs will be for working capital, capital expenditures, dividends, contractual commitments and strategic investments.

On April 1, 2015, we entered into a five-year credit agreement maturing on April 1, 2020. The credit agreement provides for a revolving credit facility with total aggregate commitments of $50 million. As of December 31, 2015, there were no borrowings outstanding. For additional information, see Note 11 - Long-Term Debt.
We expect that cash provided by operating activities and the available capacity under our line of credit will provide sufficient funds to operate our business and meet our other liquidity needs for at least the next twelve months.

Workforce Reductions

We expect that our liability for workforce reduction costs of $1.5 million as of December 31, 2015 will be paid by the first half of 2016. The activity associated with our liability for workforce reduction costs during the years ended December 31, 2015 and 2014 was as follows (in millions):

As of December 31, 2013	$1.8
Charge for separation benefits	2.3
Payments for separation benefits	(2.6)
As of December 31, 2014	1.5
Charge for separation benefits	2.5
Acquisition of JRN Newspapers	1.7
Payments for separation benefits	(4.3)
As of December 31, 2015	$1.5

Dividends Declared

During 2015, the Board of Directors declared cash dividends of $0.16 per share using $4.0 million of cash. On February 8, 2016, the Company announced a first quarter 2016 cash dividend of $0.06 per share of Journal Media Group Common Stock. The dividend was paid on March 1, 2016 to shareholders of record as of the close of business on February 19, 2016 using $1.5 million of cash.

Share Repurchase Program

On August 13, 2015, the Board of Directors authorized a share repurchase program of up to $25 million of our outstanding common stock over 36 months. Under the program, share repurchases may be made at the discretion of the Company, from time to time, in the open market and/or in private transactions. Share purchases by the Company will depend on market conditions, share price, trading volume and other factors. The Merger Agreement with Gannett precludes us from repurchasing shares.

Cash Flows

Operating Activities

2015 to 2014

Cash provided by operating activities was $24.7 million in the year ended December 31, 2015 compared to cash used in operating activities of $1.9 million in the year ended December 31, 2014. The increase was primarily due to cash provided by improved operating results, and $2.0 million that we owe to Scripps as of December 31, 2015 for payroll processing and other payments made on our behalf, which was subsequently paid in the first quarter of 2016.

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

Investing Activities

2015 to 2014

Cash provided by investing activities was $7.8 million in the year ended December 31, 2015 compared to cash used in investing activities of $1.6 million in the year ended December 31, 2014, primarily driven by $10.5 million in cash contributed by Journal as part of the Journal Newspapers acquisition, partially offset by capital expenditures and a $0.5 million capital contribution to our APC partnership. Capital expenditures were $4.3 million in the year ended December 31, 2015 compared to $2.7 million in the year ended December 31, 2014. Our capital expenditures in the year ended December 31, 2015 were primarily for information technology and production equipment.

2014 to 2013

In 2014 and 2013 we used $1.6 million and $3.3 million, respectively, in cash for investing activities.

Financing Activities

2015 to 2014

Cash used in financing activities was $3.5 million in the year ended December 31, 2015 compared to cash provided by financing activities of $3.5 million in the year ended December 31, 2014. Financing activities for the year ended December 31, 2015 included dividend payments totaling $4.0 million and $0.6 million in financing costs related to the credit facility entered into on April 1, 2015. We have not drawn on our credit facility.

2014 to 2013

Cash provided by financing activities was $3.5 million and $5.2 million in 2014 and 2013, respectively. Our Parent provided cash as needed to fund our operating activities and retained any excess cash flow.

Contractual Obligations
A summary of contractual cash commitments as of December 31, 2015 is as follows:

	Payments due by Period
		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years
	(dollars in millions)
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	$8.5	$1.1	$2.0	$1.8	$3.6
Operating leases:
Noncancellable	2.8	1.7	1.1	—	—
Pension obligations:
SERP funding	3.6	0.4	0.7	0.7	1.8
Other commitments:
Other purchase and service commitments	12.9	6.4	5.0	1.5	—
Total contractual cash obligations	$27.8	$9.6	$8.8	$4.0	$5.4

Deferred compensation and other post employment benefits — We have deferred compensation agreements in effect with certain prior and current employees. Other post employment benefits includes obligations under our Journal Media Group postretirement plan ("JMG OPEB"). Unfunded JMG OPEB plan obligations are expected to be funded directly from Company assets through 2025. While benefit payments under these benefit plans are expected to continue beyond 2025, we believe that an estimate beyond this period is unreasonable and consequently, such payments beyond 2025 have been excluded in their entirety from the table above.
Operating Leases — We obtain certain office and warehouse space under multi-year lease agreements. Leases for office and warehouse space are generally not cancellable prior to their expiration.
Leases for operating and office equipment are generally cancellable by either party with 30 to 90 days notice. However, such contracts are expected to remain in force throughout the terms of the leases. The amounts included in the table above represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.
It is expected that the operating leases will be renewed or replaced with similar agreements upon their expiration.
SERP Funding — We sponsor a non-qualified Supplemental Executive Retirement Plan ("JMG SERP"), which covers certain executive employees. Payments for the JMG SERP plan have been estimated over a 10-year period. Accordingly, amounts in the "over 5 years" column include estimated payments for the periods of 2021-2025. While benefit payments under these plans are expected to continue beyond 2025, we do not believe it is practicable to estimate payments beyond this period.
Purchase Commitments — We obtain certain other services under multi-year agreements. These agreements are generally not cancellable prior to expiration of the service agreement. It is expected that such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2015. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancellable prior to shipment. While these vendor agreements do not require the purchase of a minimum quantity of goods or services, and generally the orders can be canceled prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make a variety of decisions that affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including its historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the consolidated and combined financial statements.

The Notes to the Consolidated and Combined Financial Statements describes the significant accounting policies that have been selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting its reported amounts and related disclosures.

Goodwill and Long-Lived Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. At December 31, 2015, we had $9.2 million of goodwill, all related to our JRN Newspapers reporting unit. JRN Newspapers is the only reporting unit for goodwill impairment testing purposes. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill for the reporting unit is less than its carrying value.

For our annual impairment testing, we have utilized the Step 1, quantitative approach for performing our annual goodwill test. Under that approach, we determine the fair value of our reporting unit generally using market data, comparable merger and acquisition values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which if not achieved could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of the JRN Newspapers reporting unit exceeded the carrying value by over 10%.

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
Estimating undiscounted cash flows requires significant judgments and estimates. We continually monitor the estimated cash flows of our newspaper properties and may incur impairment charges if future cash flows are less than current estimates.

Income Taxes — The accounting for uncertain tax positions and the application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood of whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated and combined financial statements.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable loss over the periods in which the net deferred tax assets are deductible in certain jurisdictions, management believes it is more likely that we will not realize the benefit of most of its net deferred tax assets. As of December 31, 2015 and 2014, in jurisdictions in which there is a net deferred tax asset, we have established a full valuation allowance.

We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from the carryback to prior years, carryforward to future years or through other prudent and feasible tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates and if we determine that the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.

Pension and other Post Retirement Benefit Plans —
The measurement of our defined benefit obligation and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets (prior to April 1, 2015); and employee turnover, mortality and retirement ages. We review these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles, we record the effects of these modifications currently or amortize them over future periods. We consider the most critical of our pension estimates to be the discount rate and the expected long-term rate of return on plan assets.
The assumptions used in accounting for our defined benefit plans for 2015 and 2014 are as follows:

	2015	2014
Discount rate for expense	3.25% - 4.20%	5.08%
Discount rate for obligations	3.25% - 4.20%	4.23%
Long-term rate of return on plan assets	N/A	5.25%

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension obligations and pension expense.

The methodology for selecting the year-end 2015 weighted-average discount rate for the Company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using bonds with an AA average rating in the Aon Hewitt universe as of the measurement date. The Company uses the calendar year end as the measurement date for its plans.

For 2016, the actuarial calculations assume a pre-65 health care cost trend rate of 8.5% and a post-65 health care cost trend rate of 8.7%, both decreasing gradually to 5.00% in 2038 and thereafter. As of 2015 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately$44. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $43. As of 2015 year end, a one-percentage-point increase in the OPEB discount rate would decrease the projected benefit obligation by approximately $487. A one-percentage-point decrease in the OPEB discount rate for future years would increase the projected benefit obligation by $546.

As of 2015 year end, a one-percentage-point increase in the SERP discount rate would decrease the projected benefit obligation by approximately $390. A one-percentage-point decrease in the SERP discount rate for future years would increase the projected benefit obligation by $458.

Business Combinations — We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, trade names and developed technology and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Recently Issued Accounting Standards

A summary of the recently issued accounting standards are described in Note 3 - Recently-Issued Accounting Standards of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price fluctuations for newsprint may have a significant effect on our results of operations. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JOURNAL MEDIA GROUP, INC.
Consolidated and Combined Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$29,036	$—
Accounts receivable (less allowance of $847 and $746, respectively)	51,136	36,958
Inventories	6,764	6,184
Prepaid expenses and other current assets	6,021	1,937
Total current assets	92,957	45,079
Property, plant and equipment (less accumulated depreciation of $268,513 and $256,603, respectively)	242,341	185,548
Goodwill	9,157	—
Other intangible assets, net	11,021	2,001
Other assets	3,980	2,018
Total assets	$359,456	$234,646
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,893	$10,573
Accrued compensation and benefits	21,364	12,404
Deferred revenue	33,443	21,136
Other current liabilities	6,675	4,097
Total current liabilities	76,375	48,210
Accrued employee compensation and benefits	2,047	4,201
Accrued pension and retirement benefits	11,605	5,318
Deferred income taxes	16,953	—
Multi-employer plan withdrawal liability	—	4,100
Other long-term liabilities	2,777	3,570
Commitments and contingencies (Note 16)	—	—
Equity:
Stockholders' equity:
Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding: 24,407,533 shares at December 31, 2015	244	—
Preferred stock - $0.01 par value, authorized 10,000,000 shares; issued and outstanding: 0 shares at December 31, 2015	—	—
Additional paid-in capital	247,014	—
Parent company equity	—	169,575
Accumulated other comprehensive loss	(2,587)	(2,782)
Retained earnings	2,672	—
Total stockholders' equity	247,343	166,793
Noncontrolling interests	2,356	2,454
Total equity	249,699	169,247
Total liabilities and equity	$359,456	$234,646
See notes to consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Consolidated and Combined Statements of Operations
(in thousands, except per share amounts)

	For the years ended December 31,
	2015	2014	2013
Operating revenue:
Advertising and marketing services	$258,827	$228,036	$245,334
Subscriptions	150,388	121,565	117,463
Other	31,791	20,731	21,402
Total revenue	441,006	370,332	384,199
Operating costs and expenses:
Costs of sales (exclusive of items shown below)	231,874	204,915	213,488
Selling, general and administrative (exclusive of items shown below)	176,783	165,842	167,803
Defined pension and benefit plan expense	1,896	6,773	4,274
Depreciation and amortization	21,134	16,890	17,240
Total operating costs and expenses	431,687	394,420	402,805
Operating income (loss)	9,319	(24,088)	(18,606)
Other expense, net	(569)	(1,469)	(293)
Income (loss) before income taxes	8,750	(25,557)	(18,899)
Provision (benefit) for income taxes	5,721	413	(2,070)
Net income (loss)	3,029	(25,970)	(16,829)
Net loss attributable to noncontrolling interests	(98)	(204)	(126)
Net income (loss) attributable to Journal Media Group	$3,127	$(25,766)	$(16,703)

Net income (loss) per share:
Basic	$0.12	$(1.78)	$(1.16)
Diluted	$0.12	$(1.78)	$(1.16)

Dividends declared per share	$0.16	$—	$—
See notes to consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Consolidated and Combined Statements of Comprehensive Income (Loss)
(in thousands)

	For the years ended December 31,
	2015	2014	2013

Net income (loss)	$3,029	$(25,970)	$(16,829)
Changes in defined benefit pension and benefit plans, net of tax of $521, $0 and $2,211	886	(13,474)	3,589
Immaterial prior period change in defined benefit pension plan for an unconsolidated company, net of tax of $451	(691)	—	—
Other	—	(240)	150
Total comprehensive income (loss) prior to noncontrolling interest	3,224	(39,684)	(13,090)
Less comprehensive loss attributable to noncontrolling interest	(98)	(204)	(126)
Total comprehensive income (loss) attributable to Journal Media Group	$3,322	$(39,480)	$(12,964)
See notes to consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Consolidated and Combined Statements of Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Parent Company Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2014	—	$—	$—	$169,575	$(2,782)	$—	$2,454	$169,247
Net earnings (loss)	—	—	—	(3,542)	—	6,669	(98)	3,029
Immaterial prior period change in defined benefit pension plan for an unconsolidated company, net of tax	—	—	—	—	(691)	—	—	(691)
Changes in defined benefit pension and benefit plans, net of tax	—	—	—	—	886	—	—	886
Dividends paid to shareholders	—	—	—	—	—	(3,997)	—	(3,997)
Conversion of Parent equity	—	—	31,609	(31,609)	—	—	—	—
Transfers to Parent, net	—	—		(7,262)	—	—	—	(7,262)
Distribution of JMG stock to:
JRN shareholders	9,928	99	87,263	—	—	—	—	87,362
Scripps shareholders	14,450	145	127,017	(127,162)	—	—	—	—
Shares issued under equity incentive plan	30	—	272	—	—	—	—	272
Stock-based compensation	—	—	853	—	—	—	—	853
As of December 31, 2015	24,408	$244	$247,014	$—	$(2,587)	$2,672	$2,356	$249,699

JOURNAL MEDIA GROUP, INC.
Consolidated and Combined Statements of Equity
(in thousands)

	Parent Company Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

As of December 31, 2012	$209,931	$(16,934)	$2,784	$195,781
Net loss	(16,703)	—	(126)	(16,829)
Changes in defined benefit pension plans	—	3,589	—	3,589
Transfers from Parent, net	5,153	—	—	5,153
Other	—	150	—	150
As of December 31, 2013	198,381	(13,195)	2,658	187,844
Net loss	(25,766)	—	(204)	(25,970)
Changes in defined benefit pension plans	—	(13,474)	—	(13,474)
Transfer of Knoxville and Memphis defined benefit pension plans (Note 14)	(6,505)	24,127	—	17,622
Transfers from Parent, net	3,465	—	—	3,465
Other	—	(240)	—	(240)
As of December 31, 2014	$169,575	$(2,782)	$2,454	$169,247
See notes to consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Consolidated and Combined Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$3,029	$(25,970)	$(16,829)
Adjustments for non-cash items:
Depreciation and amortization	21,134	16,890	17,240
Provision for doubtful accounts	1,117	632	877
Deferred income taxes	3,029	—	(2,479)
Amortization of deferred financing costs	84	—	—
Non-cash stock-based compensation	1,125	1,426	1,368
Net (gain) loss from disposal of assets	(768)	612	(130)
Impairment of long-lived assets	265	—	—
Multi-employer plan withdrawal accrual	—	4,100	—
Net changes in operating assets and liabilities:
Receivables	(2,936)	4,988	99
Inventories	1,492	358	(106)
Accounts payable	696	2,223	1,011
Payable to Scripps	1,986	—	—
Other assets and liabilities	(5,546)	(7,160)	(2,896)
Net cash provided by (used in) operating activities	24,707	(1,901)	(1,845)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(4,273)	(2,708)	(3,615)
Proceeds from sale of property, plant and equipment	2,069	1,144	307
Acquisition of business	10,489	—	—
Contribution to partnership	(480)	—	—
Net cash provided by (used in) investing activities	7,805	(1,564)	(3,308)

Cash flows from financing activities:
Payments of financing costs	(563)	—	—
Cash dividends	(3,997)	—	—
Transfer from Parent, net	1,084	3,465	5,153
Net cash provided by (used in) financing activities	(3,476)	3,465	5,153

Net increase in cash and cash equivalents	29,036	—	—

Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$29,036	$—	$—

Supplemental cash flow information
Cash paid for income taxes	$3,803	$—	$—
See notes to consolidated and combined financial statements.

JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

1. FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

The Separation — Journal Media Group, Inc. (the "Company" or "Journal Media Group") was incorporated in Wisconsin on July 25, 2014. On April 1, 2015, the transactions contemplated by the master transaction agreement, dated July 30, 2014, by and among The E.W. Scripps Company ("Scripps") and Journal Communications, Inc. ("Journal") were completed. On April 1, Scripps and Journal (1) separated their newspaper businesses and then combined them through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group, and (2) merged their broadcast businesses. Journal Media Group combines the 13 Scripps newspaper markets (collectively the "Scripps Newspapers") with Journal's Milwaukee Journal Sentinel and Journal Community Publishing Group, Inc., which publishes several community publications principally in southeastern Wisconsin (collectively the "JRN Newspapers") .

Basis of Presentation — The consolidated financial statements as of December 31, 2015 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The financial statements for periods prior to April 1, 2015 reflect the combined financial statements of Scripps Newspapers, a business representing the principal publishing operations of Scripps, as described below. Various agreements between the Company and Scripps became effective as of April 1, 2015 as further described in Note 15 - Transactions with Scripps.

The Company's operations consist of daily and community newspapers in 14 markets across the United States. The newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. Employee related costs, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The newspapers operate in small and mid-size markets, focusing on news coverage within their local markets. The daily newspapers published by the Company are the Abilene (TX) Reporter-News, the Anderson (SC) Independent-Mail, the Corpus Christi (TX) Caller-Times, the Evansville (IN) Courier & Press, the Henderson (KY) Gleaner, the Kitsap (WA) Sun, the Knoxville (TN) News Sentinel, the Memphis (TN) Commercial Appeal, the Milwaukee (WI) Journal Sentinel, the Naples (FL) Daily News, the Redding (CA) Record-Searchlight, the San Angelo (TX) Standard-Times, the Treasure Coast (FL) News/Press/Tribune, the Ventura County (CA) Star and the Wichita Falls (TX) Times Record News. The business also includes a 40% ownership in the Albuquerque Publishing Company, which publishes the Albuquerque Journal (NM).

Historically, separate financial statements have not been prepared for Scripps Newspapers. For periods prior to April 1, 2015, the combined financial statements reflect the historical financial position, results of operations, changes in parent company equity and cash flows of the Scripps Newspapers, as Scripps Newspapers was historically managed within Scripps (the "Parent"). The combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Scripps. The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred had the Company operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect the Company's combined financial position, results of operations and cash flows had the Company operated as a stand-alone entity during the periods presented.

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
As used in the Notes to Consolidated and Combined Financial Statements, the terms “Company,” “we,” “our,” or “us” may, depending on the context, refer to the carve-out newspaper business of Scripps for periods prior to April 1, 2015 and to Journal Media Group as a whole for all other periods presented.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Concentration Risks — Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position, results of operations or cash flows. We derive approximately 60% of our operating revenues from advertising and marketing services. Changes in the demand for such services both nationally and in individual markets can affect operating results.
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
Our consolidated and combined financial statements include estimates and assumptions including: the periods over which long-lived assets are depreciated or amortized, the evaluation of recoverability of long-lived assets, valuation allowances against deferred income tax assets, corporate allocations for periods prior to April 1, 2015, and self-insured risks.
While we reevaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.

Investments and Minority Interest — Investments in 20%-to-50%-owned corporations where we exert significant influence and all 50%-or-less-owned partnerships and limited liability companies are accounted for using the equity method. We do not hold any interests in variable interest entities. All intercompany transactions have been eliminated.
Losses attributable to noncontrolling interests in subsidiary companies is included in net loss attributable to noncontrolling interest in the Consolidated and Combined Statements of Operations.
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
Advertising and marketing services — Print advertising revenue is recognized when we display the advertisements. Digital advertising includes time-based, impression-based, and click-through campaigns. We recognize digital advertising revenue from fixed duration campaigns over the period in which the advertising appears. We recognize digital advertising revenue that is based upon the number of impressions delivered or the number of click-throughs as impressions are delivered or as click-throughs occur. We recognize marketing services revenue when the service is performed.
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
Shipping and handling costs — Shipping and handling costs, including postage, billed to customers are included in revenue and the related costs are included in cost of sales.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

Advertising expense — We expense our advertising costs as incurred. Advertising expense totaled $7,600, $7,024 and $8,778 in 2015, 2014 and 2013, respectively.
Cash and Cash Equivalents — Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes credit and debit card sales transactions that are settled generally within three days after the period.
Accounts Receivable — We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. We base allowances for credit losses upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience. We require advance payment from certain transient advertisers.
A rollforward of the allowance for doubtful accounts is as follows:

Balance as of January 1, 2013	$676
Charged to selling, general and administrative expenses	877
Amounts charged off, net	(646)
Balance as of December 31, 2013	907
Charged to selling, general and administrative expenses	632
Amounts charged off, net	(793)
Balance as of December 31, 2014	746
Charged to selling, general and administrative expenses	1,117
Amounts charged off, net	(1,016)
Balance as of December 31, 2015	$847
Inventories — Inventories are stated at the lower of cost or market. We determine the cost of inventories using the first in, first out (“FIFO”) method.
Property, Plant and Equipment — Property, plant and equipment is carried at cost, or in the case of assets acquired in a business acquisition, at fair value as of the acquisition date, less accumulated depreciation. Property, plant and equipment includes internal use software, mobile app development and digital site development cost, which is carried at cost less amortization. We expense costs incurred in the preliminary project stage to develop or acquire internal use software, and to develop mobile apps or digital sites. Upon completion of the preliminary project stage and upon management authorization of the project, we capitalize costs to acquire or develop internal use software, mobile apps or digital sites, which primarily include coding, designing system interfaces, and installation and testing, if it is probable the project will be completed and the software will be used for its intended function. We expense costs incurred after implementation, such as maintenance and training.
We compute depreciation and amortization using the straight-line method over estimated useful lives as follows:

Buildings and improvements	30 to 45 years
Printing presses	10 to 30 years
Other production equipment	5 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years
Goodwill — Goodwill represents the cost of acquisitions in excess of the acquired businesses’ tangible assets, identifiable intangible assets and liabilities assumed. All goodwill relates to the acquisition of JRN Newspapers on April 1, 2015 as described in Note 6 - Acquisitions.

We test goodwill for impairment annually on October 1 at the reporting unit level using a fair value approach. For purposes of testing the carrying value of goodwill, we determine the fair value of the applicable reporting unit using an income and a market valuation approach. The income approach uses expected cash flows of the reporting unit. The cash flows are discounted for risk and time value. In addition, the present value of the projected residual value is estimated and added to the present value of the

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

cash flows. The market approach to estimate fair value is based on the estimated value allocable to the reporting unit for the proposed merger (see Note 4), stock price multiples (based on revenue and EBITDA) of publicly traded stocks of comparable companies, and merger and acquisition values of comparable companies.

Amortizable Intangible Assets — We amortize using the straight-line method trade names, customer lists and other intangible assets in relation to their expected future cash flows over estimated useful lives of 3 to 25 years.
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

Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $8,855 and $8,686 as of December 31, 2015 and 2014, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
Income Taxes — Historically, the Company was included in the Scripps federal and state tax filings with other Scripps entities. The income tax provisions in these consolidated and combined financial statements prior to April 1, 2015 have been prepared on a separate return basis as if the Company was a stand-alone entity. For jurisdictions where the Company filed returns as part of Scripps, the stand alone provision will present taxes payable as a component of equity since the Company will never actually be liable for the payable.
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
Parent Company Equity — Parent Company Equity on the Consolidated and Combined Balance Sheets represents Scripps' historical investment of capital into the Company, the Company's accumulated earnings after taxes, and the net effect of transactions with and allocations of corporate expenses from Scripps.

Stock-Based Compensation — On March 30, 2015, our board of directors and shareholders approved the Journal Media Group Long-Term Incentive Plan (the "2015 Plan") authorizing the award of non-qualified stock options, incentive stock options, stock appreciation rights, restricted share awards, restricted share units, performance shares, performance units, other stock-based awards or dividend equivalents. The 2015 Plan also provides for the issuance of cash-based awards. We value unrestricted stock awards at the closing market price of our common stock on the grant date. We value restricted stock units at the closing market price of our common stock on the grant date. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. Stock-based compensation expense is reported in selling, general and administrative expenses in our consolidated statements of operations.

For periods prior to the April 1, 2015 separation date, certain employees were eligible to participate in the Scripps Long-Term Incentive Plan (the "Scripps Plan"). The Scripps Plan provided for the granting of non-qualified stock options, restricted stock units and restricted common shares of Scripps. Stock-based compensation expense for participants in the Scripps Plan who were solely dedicated to newspapers operations were allocated to the Company and included within selling, general and administrative expense in our consolidated and combined financial statements. Such expense was recognized on a straight-line basis over the requisite service period of the award based on the grant date fair value of the award.
Pension — Prior to April 1, 2015, retirement benefits were provided to eligible employees of the Company, primarily through defined benefit plans sponsored by Scripps. The Company has accounted for its participation in the Scripps Pension Plan as a participant in a multi-employer plan. Expense has been determined on a participant basis and included in the combined financial

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

statements of the Company. As a participant in a multi-employer plan, no assets or liabilities are included in the Consolidated and Combined Balance Sheets of the Company other than contributions currently due and unpaid to the plan.

Prior to December 31, 2014, the Company also had four plans that were sponsored directly by the Company's Memphis and Knoxville newspapers. On September 30, 2014, the plan sponsored by the Knoxville newspaper with an unfunded liability of $3,000 was merged into the Scripps sponsored plan. On December 31, 2014, the plans sponsored by the Memphis newspaper with an unfunded liability of $14,600 was merged into the Scripps sponsored plan.

Prior to April 1, 2015, the Company participated in the Scripps Supplemental Executive Retirement Plan ("SERP") which the Company accounted for as a separate stand alone defined benefit plan. The Company accounted for the allocation of the benefit obligations specifically related to its employees and its estimated portion of the plan assets, if any. The total SERP pension expense was allocated to the Company based on the Company's share of the service cost and benefit obligations, in addition to its expected return on its portion of the SERP assets.
Effective April 1, 2015, the Company established the JMG Supplemental Executive Retirement Plan ("JMG SERP") which is a mirror plan of the former Scripps and Journal plans. The JMG SERP is an unfunded non-qualified defined benefit pension plan providing retirement benefits to certain executive employees.
Other Postretirement Benefits — Prior to April 1, 2015, certain health care and life insurance benefits for retired employees of the Company were provided through postretirement plans ("OPEB") sponsored by Scripps. The expected cost of providing these benefits was accrued over the years that the employees render services. A portion of the Scripps OPEB liability and corresponding expense has been allocated specifically to the Company and included in these consolidated and combined financial statements. The amounts included in these consolidated and combined financial statements were actuarially determined based on amounts allocable to eligible employees of the Company.
Effective April 1, 2015, the Company established the Journal Media Group postretirement plan ("JMG OPEB") which is a mirror plan of the former Scripps and Journal plans. It is the Company's policy to fund postretirement benefits as claims are incurred.

3. RECENTLY-ISSUED ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases" (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our consolidated and combined financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet, as opposed to the previous guidance, which required entities to separately present deferred tax assets and liabilities as current and noncurrent. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted and entities can apply the amendments either prospectively or retrospectively. We have adopted this guidance for our December 31, 2015 balance sheet and we are applying the guidance prospectively.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations." This guidance simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Instead, the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory." The ASU applies to all inventory that is not measured using the last-in, first-out or retail inventory methods. Under the guidance, an entity should measure inventory at the lower of cost and net realizable value. This guidance is effective prospectively for fiscal years beginning after December 15,

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

2016, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05 "Intangibles - Goodwill and Other - Internal-Use Software." The ASU provides guidance to customers about whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective prospectively or retrospectively for fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest." The ASU simplifies the presentation of debt issuance costs. Under the new guidance, debt issuance costs should be presented in the balance sheet as a direct deduction from the carrying amount of debt liability. This guidance is effective retrospectively for fiscal years beginning after December 15, 2015, with early adoption permitted. ASU 2015-15 was issued in August 2015 and clarifies the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements as an asset due to the lack of guidance in ASU 2015-03. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02 "Consolidation." The ASU updates the consolidation process entities consider when evaluating whether to consolidate certain legal entities. This guidance is effective using a modified or full retrospective approach for fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we do not expect it to have a material impact on our financial statements.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. Early adoption is permitted in 2017. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

4. PROPOSED MERGER WITH GANNETT
On October 7, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gannett Co., Inc. (“Gannett”) and Jupiter Merger Sub, Inc., a wholly owned subsidiary of Gannett (“Merger Sub”). The Merger Agreement provides that, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into us and we will become a wholly owned subsidiary of Gannett (the “merger”). If the merger is completed, our shareholders will receive $12.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”), for each share of our common stock owned. In addition, under the Merger Agreement all of our unvested restricted stock units outstanding immediately prior to the effective time of the merger will become vested, and, as a result, such restricted stock units will become shares of our common stock that will be converted into the right to receive the Merger Consideration.

This transaction was unanimously approved by the boards of directors of both companies and was also approved by our shareholders (Gannett’s shareholders are not required to vote on this transaction). The closing of the merger remains subject to customary closing conditions, including antitrust regulatory clearance. We and Gannett are continuing to work through the review process with the U.S. Department of Justice and look forward to closing the transaction on a timely basis.

5. EARNINGS PER SHARE

The Company computes earnings per share in accordance with FASB Accounting Standards Codification ("ASC") 260. Under this guidance, our unvested restricted share units issued in 2015 that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing basic earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

Basic earnings per share has been computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share attributable to common stockholders is computed by dividing the earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding restricted stock units using the treasury stock method or if-converted method, whichever is more dilutive. The Company issued 24,378 shares of Journal Media Group common stock upon the completion of the separation on April 1, 2015, 14,450 of which was converted from shares of Scripps common stock. The weighted average number of common shares outstanding assumes the 14,450 shares of Journal Media Group common stock issued to Scripps shareholders were outstanding as of January 1, 2013. For 2015, the restricted share units (representing 559 potentially dilutive shares) were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2015 under the two-class method:

December 31, 2015
Undistributed net income (loss):
Net income	$3,127
Less dividends paid:
Common stock	3,907
Unvested restricted share units	90
Total undistributed net income (loss)	$(870)
Undistributed net income (loss):
Common stock	$(870)
Unvested restricted share units	—
Total undistributed net income (loss)	$(870)
Basic earnings per share:
Distributed earnings per share	$0.16
Undistributed loss per share	(0.04)
Basic earnings per share	$0.12
Diluted earnings (loss) per share:
Distributed earnings per share	$0.16
Undistributed loss per share	(0.04)
Diluted earnings per share	$0.12
Weighted average shares outstanding:
Basic	21,949
Diluted	21,949
The following table sets for the computation of basic and diluted loss per share for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Net loss	$(25,766)	$(16,703)

Weighted average shares outstanding:
Basic	14,450	14,450
Diluted	14,450	14,450

Loss per share:
Basic	$(1.78)	$(1.16)
Diluted	$(1.78)	$(1.16)

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

6. ACQUISITIONS

On April 1, 2015, we completed the acquisition of JRN Newspapers by issuing 9,928 common shares to Journal shareholders in exchange for their interest in JRN Newspapers. The purchase price of $87,362 reflects the fair value of the common shares issued to Journal shareholders based on the closing market price of our common stock on the acquisition date.

The fair values of assets acquired and liabilities assumed for JRN Newspapers are preliminary based upon all information available to us at the present time and are subject to working capital and post-closing adjustments and are as follows:

JRN Newspapers
Cash	$10,489
Receivables	12,359
Prepaid expenses and other current assets	5,101
Property, plant and equipment	74,376
Intangible assets	9,600
Goodwill	9,157
Other assets	688
Total assets	121,770
Current liabilities	23,751
Long-term liabilities	10,657
Total liabilities	34,408
Total purchase price	$87,362

The intangible assets are trade names with an amortization period of 25 years.

Goodwill of $9,157 arising from the acquisition is attributable to cost and revenue synergies expected to be realized. The goodwill which we acquired is not subject to amortization for financial reporting purposes, but is expected to be entirely deductible for income tax purposes. Goodwill and current liabilities increased $127, from amounts previously reported in our September 30, 2015 Form 10-Q, for certain liabilities due to Scripps per the master transaction agreement.

Transition and integration related costs with respect to the foregoing transaction were $7,616 for the year ended December 31, 2015, and are included in selling, general and administrative expenses in the Consolidated and Combined Statement of Operations.

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

JRN Newspapers contributed revenue of $100,486 and net earnings of $4,348 for the period from April 1, 2015 to December 31, 2015. The following pro forma information presents the combined results of operations as if the acquisition of JRN Newspapers had occurred on January 1, 2014:

	Twelve months ended December 31,
Pro Forma Results of Operations	2015	2014
Revenue	$474,967	$517,896
Net earnings (loss)	$9,704	$(25,319)
Earnings (loss) per share, basic and diluted	$0.39	$(1.04)

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

The pro forma results reflect certain adjustments related to the acquisition. The 2015 pro forma revenue and net earnings (loss) were adjusted to exclude the $1,257 revenue ($754 after-tax) reduction related to the fair value deferred revenue valuation. The 2015 results also exclude $4,570 in after-tax transition and integration costs. The 2014 pro forma revenue was adjusted to include the $1,257 revenue reduction related to the fair value deferred revenue valuation. The 2014 results include $4,570 in after-tax transition and integration costs. The pro forma results exclude any planned revenue or cost synergies or other effects of the planned integration of JRN Newspapers. The pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred if we had completed this acquisition as of the date indicated above or the results that will be attained in the future.

7. INCOME TAXES

The Company is included in Scripps' consolidated federal tax return and in unitary returns in certain states for periods prior to April 1, 2015. The Company also files separate state returns for its Memphis and Evansville newspapers. For periods ending on or before April 1, 2015, the Company accounts for income taxes under the separate return basis. Under this approach, the Company determines its current tax liability and its deferred tax assets and liabilities as if it were filing a separate tax return. Current tax is considered paid as incurred and settled through parent company equity. Effective April 1, 2015 the Company will no longer be included in the Scripps federal return, but will instead file its own federal return and all applicable unitary and separate state returns, as well as contining to file separate state returns for its Memphis and Evansville newspapers.
The provision for income taxes consisted of the following:

	For the years ended December 31,
	2015	2014	2013
Current:
Federal	$1,974	$—	$—
State and local	718	413	409
Total current income tax provision	2,692	413	409
Deferred:
Federal	2,611	—	(2,115)
Other	418	—	(364)
Total deferred income tax provision	3,029	—	(2,479)
Provision (benefit) for income taxes	$5,721	$413	$(2,070)

Prior to April 1, 2015, Scripps Newspapers recorded minimal state taxes and a valuation allowance against its net deferred tax assets for federal and certain state income taxes as it was more likely than not that it would not realize these benefits as a result of its history of losses over the past three years. We have treated the Scripps Newspapers loss in the first quarter of 2015 as a non-deductible permanent difference because, for tax purposes, the loss will be claimed by Scripps, not Journal Media Group. In accordance with the intraperiod tax allocation rules, in 2013, we allocated $2,303 of tax benefit to other comprehensive income and treated the corresponding offset as an allocation to tax benefit from operations.
For the remainder of 2015, we have recorded a valuation allowance against certain of our net deferred tax assets primarily attributable to state net operating loss carryovers. As a result of the negative evidence presented by our history of losses over the past three years, we have concluded that it is more likely than not that we will not realize these benefits.
The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

	For the years ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	9.2	(1.1)	0.6
Non deductible expenses	21.3	(1.4)	(2.2)
Tax credits	—	0.4	0.5
Other	(1.1)	1.2	0.1
Valuation allowance	1.0	(35.7)	(22.9)
Effective income tax rate	65.4%	(1.6)%	11.1%
For 2015 the non deductible expenses are primarily composed of the first quarter pre-tax loss from Scripps Newspapers and transaction costs, both of which are not deductible by the Company for tax purposes.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
	2015	2014
Temporary differences:
Property, plant and equipment	$(25,999)	$(26,051)
Goodwill and other intangible assets	896	1,517
Accrued expenses not deductible until paid	595	4,512
Deferred compensation and retiree benefits not deductible until paid	5,039	5,257
Other temporary differences, net	1,291	1,626
Total temporary differences	(18,178)	(13,139)
Federal and state net operating loss carryforwards	2,963	68,758
Valuation allowances	(1,738)	(55,619)
Net deferred tax liability	$(16,953)	$—
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical pre-tax losses, GAAP prevents the Company from using projections for future taxable income to support the realization of its deferred tax assets. Accordingly, management believes it is more likely than not that the Company will not realize the benefit of most of its net deferred tax assets. As of December 31, 2015 and 2014, in jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance.

As of April 1, 2015, state net operating losses for our Memphis and Evansville subsidiaries of $44,202 were transferred to the Company. These losses will expire at various times through 2035. As of April 1, 2015, a federal net operating loss of $5,422 generated by Scripps prior to April 1, 2015 and allocable to the Memphis and Evansville subsidiaries was transferred to the Company. This loss will be fully utilized on our 2015 federal income tax return.

The Company files tax returns in the United States federal jurisdiction, as well as in approximately 18 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. As a newly formed public company which began filing federal tax returns in 2014, the Company's 2014-2015 tax returns are open for federal purposes.  For state purposes, our 2011-2015 separate company state tax returns for the Evansville and Memphis entities remain open, unless the statute of limitations has been previously extended. Currently, Journal Communications is under audit by the IRS for the 2013 tax year. Under the terms of the Tax Matters Agreement signed with Scripps, we are only liable for any tax assessment which is allocable to the newspaper business. In addition, we are under audit in Mississippi for our 2010-2012 tax returns.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

As of December 31, 2015, our liability for unrecognized tax benefits was $17, which, if recognized, would have an impact on our effective tax rate. As of December 31, 2015, it is reasonably possible for $32 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

We recognize interest income, interest expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2015 and December 31, 2014, we had $15 and $0, respectively, accrued for interest expense and penalties. During 2015 and 2014, we recognized $15 and $0, respectively, related to unrecognized tax benefits.

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (with the amounts as of December 31, 2015 reflecting the acquisition of JRN Newspapers):

	As of December 31,
	2015	2014
Land and improvements	$52,705	$44,463
Buildings and improvements	165,441	133,019
Equipment	291,221	264,194
Construction in progress	1,487	475
Total	510,854	442,151
Accumulated depreciation	(268,513)	(256,603)
Net property, plant and equipment	$242,341	$185,548

We recorded accelerated depreciation of $1,315 in the year ended December 31, 2015 related to certain assets that were removed from service or will be replaced by a press project when it is completed in 2016.

During the second quarter of 2015, we recorded an impairment of $265 for land and a building based on an accepted offer to sell the property. The fair value measurement is considered a level 3 measurement in the GAAP valuation hierarchy. The charge is recorded in selling, general and administrative expense.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was as follows:

Balance at December 31, 2014	$—
Goodwill related to the acquisition of JRN Newspapers	9,157
Balance at December 31, 2015	$9,157

There were no accumulated impairment losses as of December 31, 2015.

2015 Annual Impairment Test
Our annual impairment test on goodwill as of October 1, 2015 indicated there was no impairment of our goodwill.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

For purposes of testing the carrying value of goodwill, we determine the fair value of the applicable reporting unit using an income and a market valuation approach. The income approach uses expected cash flows of the reporting unit. The cash flows are discounted for risk and time value. In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows. The market approach to estimate fair value is based on the estimated value allocable to the reporting unit for the proposed merger (see Note 4), stock price multiples (based on revenue and EBITDA) of publicly traded stocks of comparable companies, and merger and acquisition values of comparable companies. Each approach estimated a fair value exceeding carrying value. We base our fair value estimates on various assumptions about our projected operating results, including continuing declines in revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures. The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment. These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill. Actual operating results may not achieve these assumptions in the near term and such results may result in future impairment.

Other Intangible Assets

Other intangible assets consisted of the following:

	As of December 31,
	2015	2014
Amortizable intangible assets:
Carrying amount:
Customer lists and advertiser relationships	$10,466	$10,466
Trade names	10,821	1,176
Other	504	504
Total carrying amount	21,791	12,146
Accumulated amortization:
Customer lists and advertiser relationships	(9,003)	(8,798)
Trade names	(1,366)	(961)
Other	(401)	(386)
Total accumulated amortization	(10,770)	(10,145)
Net amortizable intangible assets	$11,021	$2,001
Weighted average amortization lives (years) for each class of intangible assets and in total are as follows:

Customer lists and advertiser relationships	10
Trade names	23
Other	13
Total	17
Estimated amortization expense of intangible assets for each of the next five years is as follows:

2016	$690
2017	595
2018	595
2019	534
2020	516
Thereafter	8,091
Total	$11,021

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

10. NONCONTROLLING INTEREST
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

11. LONG-TERM DEBT

On April 1, 2015, we entered into a five-year credit agreement maturing on April 1, 2020. The credit agreement provides for a revolving credit facility with total aggregate commitments of $50,000. As of December 31, 2015, there were no borrowings outstanding.

The proceeds of the facility will be used by us for general corporate purposes. At our option, the commitments under the credit agreement may be increased from time to time in the form of additional revolving commitments and/or incremental term loans to an aggregate amount not to exceed $75,000. The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments. Borrowings under the credit agreement incur interest, at our option, at either (a) the London Interbank Offered Rate ("LIBOR") plus a margin that ranges from 125 basis points to 200 basis points, depending on the net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus (ii) a margin that ranges from 25 basis points to 100 basis points, depending on the net debt ratio. As of December 31, 2015, the margin above LIBOR was 125 basis points.

Our obligations under the credit agreement are currently guaranteed by certain of our subsidiaries. Subject to certain exceptions, the credit agreement is secured by liens on our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on the payment of dividends. Under the credit agreement, dividends and share repurchases paid from borrowed funds may not exceed $10,000 in any fiscal year. The credit agreement also includes the following financial covenants:

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

12. WORKFORCE REDUCTIONS

During 2015, we recorded a pre-tax charge of $2,517 for workforce reduction costs. Of the costs recorded for the year ended December 31, 2015, $1,180 is included in cost of sales and $1,337 is included in selling, general and administrative expenses. We expect payments of all such costs to be completed during the first half of 2016. During 2014, we recorded a pre-tax charge to cost of sales of $2,336 for workforce reduction costs.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

The activity associated with our liability for workforce reduction costs during the years ended December 31, 2015 and 2014 was as follows:

As of December 31, 2013	$1,798
Charge for separation benefits	2,336
Payments for separation benefits	(2,604)
As of December 31, 2014	1,530
Charge for separation benefits	2,517
Acquisition of JRN Newspapers	1,727
Payments for separation benefits	(4,289)
As of December 31, 2015	$1,485

13. GUARANTEE

We guarantee a Scripps loan of $1,400 made to Albuquerque Publishing Company ("APC"), which we account for as an equity method investment, to fund the purchase of a printing press. The loan will be amortized in equal payments, including interest and principal, commencing January 31, 2016 and concluding on December 31, 2020. As of December 31, 2015, our potential obligation pursuant to the guarantee, including accrued interest, was $1,466. As part of the loan agreement, we received a full guarantee from Journal Publishing Company, our partner in APC. The consolidated and combined balance sheets do not include any liabilities related to this guarantee as of December 31, 2014 or 2015.

14. EMPLOYEE BENEFIT PLANS
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each fiscal year.

Journal Media Group Defined Benefit Plans:

Effective April 1, 2015, the Company established the JMG SERP, which is a mirror plan of the former Scripps and Journal SERP. The JMG SERP is an unfunded non-qualified pension plan providing retirement benefits to certain executive employees. We also provide certain health care and life insurance benefits for retired employees of the Company through the Company sponsored JMG OPEB, a mirror plan of the former Scripps and Journal OPEB. It is the Company's policy to fund postretirement benefits as claims are incurred.
The components of the defined pension and benefit plan expense for the JMG SERP and JMG OPEB plans consist of the following:

	Year Ended December 31, 2015
	JMG SERP	JMG OPEB	Total
Service cost	$—	$9	$9
Interest cost	350	269	619
Expected return on plan assets, net of expenses	—		—
Amortization of actuarial (gain)/loss	(54)		(54)
Total for JMG SERP and JMG OPEB plans	296	278	574
Allocated portion of Scripps sponsored defined benefit plans			1,322
Defined pension and benefit plan expense	$296	$278	$1,896

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

For the JMG SERP and JMG OPEB retirement plans sponsored by the Company other changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows:

	Year Ended December 31, 2015
	JMG SERP	JMG OPEB	Total
Current year actuarial (gain)/loss	$(372)	$(719)	$(1,091)
Prior service credit arising during 2015	—	(370)	(370)
Amortization of actuarial gain	54	—	54
Total	$(318)	$(1,089)	$(1,407)
Assumptions used in determining the annual JMG SERP and JMG OPEB retirement plans expense for the year ended December 31, 2015 were as follows:

	JMG SERP	JMG OPEB
Discount rate	4.20%	3.25% - 3.60%
Long-term rate of return on plan assets	N/A	N/A
Increase in compensation levels	N/A	N/A
Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information for the plans sponsored by the Company of employee benefit plan assets and obligations:

	For the year ended December 31, 2015
	JMG SERP		JMG OPEB	Total
Accumulated benefit obligation	$4,737		$8,208	$12,945
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,883		$2,274	$6,157
Acquisition of JRN Newspapers	1,829		8,769	10,598
Transfer to Scripps	$—		$(1,071)	$(1,071)
Service cost	—		9	9
Interest cost	350		269	619
Benefits paid	(953)		(953)	(1,906)
Actuarial gain and prior service cost	(372)		(1,089)	(1,461)
Projected benefit obligation at end of year	4,737		8,208	12,945
Plan assets:
Fair value at beginning of year	$—		$—	$—
Actual return on plan assets	—	—	—	—
Company contributions	953		953	1,906
Benefits paid	(953)		(953)	(1,906)
Fair value at end of year	—		—	—
Funded status	$(4,737)		$(8,208)	$(12,945)
Amounts recognized in Consolidated Balance Sheet:
Current liabilities	$366		$974	$1,340
Noncurrent liabilities	4,371		7,234	11,605
Total	$4,737		$8,208	$12,945
Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss/(gain)	$1,947		$(2,257)	$(310)

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

The methodology for selecting the year-end 2015 weighted-average discount rate for the company’s postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using bonds with an AA average rating in the Aon Hewitt universe as of the measurement date. The Company uses the calendar year end as the measurement date for its plans.
For 2016, the actuarial calculations assume a pre-65 health care cost trend rate of 8.5% and a post-65 health care cost trend rate of 8.7%, both decreasing gradually to 5.00% in 2024 and thereafter. As of 2015 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately$44. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $43. As of 2015 year end, a one-percentage-point increase in the JMG OPEB discount rate would decrease the projected benefit obligation by approximately $487. A one-percentage-point decrease in the JMG OPEB discount rate for future years would increase the projected benefit obligation by $546.

As of 2015 year end, a one-percentage-point increase in the JMG SERP discount rate would decrease the projected benefit obligation by approximately $390. A one-percentage-point decrease in the JMG SERP discount rate for future years would increase the projected benefit obligation by $458.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	JMG SERP	JMG OPEB
2016	$366	$974
2017	359	911
2018	346	909
2019	357	879
2020	371	825
2021-2025	1,791	2,960

Scripps defined benefit pension plans and defined contribution plan:

Prior to April 1, 2015, certain of the Company's employees participated in the Scripps defined benefit pension plans, its non-qualified SERP and its defined contribution plan. Scripps sponsored various noncontributory defined benefit pension plans covering substantially all full-time Scripps employees that began employment prior to June 30, 2008. Benefits earned by employees were generally based upon employee compensation and years of service credits. Effective June 30, 2009, Scripps froze the accrual of benefits under its defined benefit pension plans and its SERP that cover the majority of its employees. As of April 1, 2015, the defined tax qualified benefit pension plans became an obligation of Scripps as part of the transactions and we retained non-tax qualified SERP and OPEB liabilities of newspaper employees.

Prior to April 1, 2015, the Company accounted for its participation in the Scripps pension plans as a participant in a multi-employer plan. Expense was determined on a participant basis and included in the combined financial statements of the Company. As a participant in a multi-employer plan, no assets or liabilities were included in the Combined Balance Sheets of the Company other than contributions currently due and unpaid to the plans.

In the second quarter of 2014, unions ratified our plan to withdraw from the Graphics Communication International Union (GCIU) Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted liability to be approximately $6,500 and in the second quarter of 2014 recorded a liability of $4,100 for the present value withdrawal liability. Pursuant to the master transaction agreement, the withdrawal liability will be paid by Scripps and has been recorded in the statement of equity as a contribution from Parent in 2015. We continue to participate in one multi-employer plan known as the CWA/ITU Negotiated Pension Plan as discussed below.

Prior to April 1, 2015, the Company had accounted for its participation in the Scripps SERP as a separate stand-alone plan. Under this method, the Company has accounted for the allocation of the benefit obligations specifically related to its employees and its estimated portion of the plan assets, if any. The total SERP pension expense was allocated to the Company based on the Company's share of the service cost and benefit obligations, in addition to the expected return on its portion of the SERP assets. Effective

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

April 1, 2015, the Company established a mirror plan and has recorded the liability and expenses for current and former newspaper employees in the consolidated and combined financial statements.

Prior to April 1, 2015, Scripps also sponsored a defined contribution plan covering substantially all non-union and certain union employees. Scripps matched a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, Scripps began contributing additional amounts to certain employees' defined contribution retirement accounts in 2011. These transition credits were determined based upon the employee’s age, compensation and years of service. The Company allocated the expense for this plan on an individual participant basis and it is included in the consolidated and combined financial statements of the Company. Effective April 1, 2015, the Company established a mirror plan and has recorded the liability and expenses for current and former newspaper employees. Expense related to the defined contribution plan was $2,683, $4,410 and $4,536 for the years ended December 31, 2015, 2014 and 2013, respectively.
The components of Scripp's defined pension and benefit plan expense consists of the following:

	For the years ended December 31,
	2014	2013
Service cost	$85	$79
Interest cost	1,956	1,915
Expected return on plan assets, net of expenses	(1,837)	(1,730)
Amortization of actuarial (gain)/loss	230	380
Total for defined benefit plans sponsored by the Company	434	644
Allocated portion of Scripps sponsored defined benefit plans	2,001	2,991
Allocated portion of Scripps SERP	238	639
Net periodic benefit cost	2,673	4,274
Withdrawal for GCIU multi-employer plan	4,100	—
Defined pension and benefit plan expense	$6,773	$4,274
For the plans sponsored by Scripps, other changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows:

	For the years ended December 31,
	2014	2013
Current year actuarial (gain)/loss	$13,443	$(3,773)
Amortization of actuarial loss	(230)	(380)
Transfer to The E. W. Scripps Company	(23,757)	—
Total	$(10,544)	$(4,153)
Assumptions used in determining the Scripps annual retirement plans expense were as follows:

	2014	2013
Discount rate	5.08%	4.27%
Long-term rate of return on plan assets	5.25%	4.65%
Increase in compensation levels	N/A	N/A
The discount rate used to determine our future pension obligations is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans.
The expected long-term rate of return on plan assets is based upon the weighted-average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10 and 15 year periods.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information for the plans sponsored by Scripps of employee benefit plan assets and obligations:

Year Ended December 31, 2014
Accumulated benefit obligation	$—
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$40,861
Service cost	85
Interest cost	1,956
Benefits paid	(2,291)
Actuarial (gains)/losses	7,978
Transfer to The E. W. Scripps Company	(48,589)
Projected benefit obligation at end of year	—
Plan assets:
Fair value at beginning of year	36,810
Actual return on plan assets	(3,627)
Company contributions	75
Benefits paid	(2,291)
Transfer to The E. W. Scripps Company	(30,967)
Fair value at end of year	—
Funded status	$—
Amounts recognized in Combined Balance Sheets:
Current liabilities	$—
Noncurrent liabilities	—
Total	$—
Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss	$—
Multi-employer plans

The Company had four multi-employer plans that were historically sponsored directly by the Company's Memphis and Knoxville newspapers. On September 30, 2014, the plan sponsored by the Knoxville newspaper was merged into the Scripps sponsored plans. On December 31, 2014, the plans sponsored by the Memphis newspaper were merged into the Scripps sponsored plan. Since the Memphis and Knoxville plans are no longer directly sponsored by the Company, no liabilities of the four plans are recorded on the Company's balance sheet as of December 31, 2015 or 2014. Expense included in selling, general and administrative expense related to the multi-employer plans (which includes the CWA/ITU plan discussed below) was $47, $246 and $269 for the years ended December 31, 2015, 2014 and 2013, respectively.
We continue to participate in one multi-employer pension plan that covers certain employees that are members of unions that have a collective bargaining agreement with us. We represent fewer than 5% of the total contributions made to the plan. The following table summarizes the plan:

		Pension Protection Act Zone Status			Contributions of the Company
Pension Fund	EIN/Pension Plan Number	2015	2014	FIP/RP Status Pending/Implemented	2015	2014	2013	Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
CWA/ITU	13-6212879	Red	Red	Implemented	$47	$126	$116	NA	2015/2016

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

The CWA/ITU Negotiated Pension Plan has a withdrawal liability of approximately $4,800. Contribution rates are scheduled to remain consistent with current rates for the foreseeable future. A rehabilitation plan was adopted in 2010 related to pension vesting and early retirement, however, mandatory increases in contributions or surcharges were not implemented.

15. TRANSACTIONS WITH SCRIPPS

Corporate-wide programs

Prior to the April 1, 2015 separation, Scripps Newspapers participated in a number of corporate-wide programs administrated by Scripps. These included participation in Scripps' centralized treasury function, insurance programs, employee benefit programs, workers' compensation programs and centralized service centers and other corporate functions.

Equity — Prior to April 1, 2015, equity in the consolidated and combined balance sheets included the accumulated balance of transactions between Scripps and the Company including Scripps' investment and Scripps' interest in our cumulative retained earnings and are presented within parent company investment and combined with accumulated other comprehensive loss to total Parent company equity. The amounts comprising the accumulated balance of transactions between us and Scripps include (i) the cumulative net assets attributed to us by Scripps, (ii) the cumulative net advances to Scripps representing our cumulative funds swept (net of funding provided by Scripps to us) as part of the centralized cash management program described further below, (iii) the cumulative charges (net of credits) allocated by Scripps to us for certain support services received by us, (iv) the transfer of defined benefit plans in 2014 and (v) the transfer of net deferred tax liabilities to us in 2015.

Centralized Cash Management — Prior to the separation, Scripps Newspapers participated in Scripps’ controlled disbursement system. The bank sent Scripps daily notifications of checks presented for payment and Scripps transferred funds from other sources to cover the checks. Our cash balance held by Scripps was reduced as checks were issued. Accordingly, none of Scripps' cash and cash equivalents had been assigned to us in the combined financial statements. Further, outstanding checks issued by Scripps were not recorded as a liability once the check was signed, as the obligation became tied to the central cash management arrangement.

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

In 2015, 2014 and 2013 the combined financial statements include $11,717, $50,673 and $40,421, respectively, in expense allocations from Scripps for certain corporate support services, which are recorded within selling, general and administrative expense in our Consolidated and Combined Statements of Operations. Management believes that the basis used for the allocations are reasonable and reflect the portion of such costs attributed to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company. The Company is unable to determine what such costs would have been had the Company been independent. After April 1, 2015, the Company performed these functions using its own resources, Transition Services Agreements with Scripps, or purchased services.

Insurance — General insurance costs related to the Scripps Newspapers' participation in Scripps-sponsored risk management plans for (i) general liability, (ii) auto liability, and (iii) other insurance, such as property and media, were allocated, depending upon insurance type, prior to the separation. Total insurance costs allocated to the Company were $275, $1,344 and $1,361 in 2015, 2014 and 2013, respectively, and are allocated to selling, general and administrative expense in the consolidated and combined statements of operations. The allocated amounts were based on actuarially determined historical loss experience, vehicle count, headcount or proportional insured values for real and personal property replacement costs and business interruption.

Medical and Workers’ Compensation Benefit Plans — The Company participated in Scripps-sponsored employee benefit plans, including medical and workers’ compensation, prior to the separation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to the Company amounted to $4,738, $18,956 and $18,212 in 2015, 2014 and 2013, respectively, and are allocated to cost of sales and selling, general and administrative expense in the consolidated and combined statements of operations. While management believes

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

the cost allocation methods utilized for the benefit plans were reasonable and reflect the portion of such costs attributed to the Company, the amounts may not be representative of the costs necessary for the Company to operate as a stand-alone business.

Other — We purchased newsprint and other items from Scripps prior to the separation. The prices charged were generally equal to prices that we would have been able to negotiate directly with unrelated parties. The total newsprint purchased was $6,497, $28,691 and $31,600 in 2015, 2014 and 2013, respectively.

Agreements with Scripps

In connection with the separation, the following agreements became effective on or before April 1, 2015:

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Matters Agreements

Transition Services Agreement
The Transition Services Agreement provides for Scripps and Journal Media Group to provide services to each other on a compensated arms-length basis for a period of up to one year following the separation. The Company has incurred expenses of $3,381 for the year ended December 31, 2015 related to these services, which is reported in cost of sales and selling, general and administrative costs in the consolidated and combined statements of operations. Journal Media Group provides payroll, broadcast billing, and information technology support and services to Scripps. The Company has recorded $1,530 of revenue related to these services for the year ended December 31, 2015, which is reported in other revenues in the consolidated and combined statements of operations.

In addition to these services, Scripps continued to process and fund payroll for its former newspaper employees and Journal Media Group continued to process and fund payroll for the former broadcast employees of Journal. Also, each has paid various invoices on behalf of one another. As of December 31, 2015, we owe a net amount of $1,986 to Scripps for payroll and other payments made on our behalf and services provided related to the Transition Service Agreement. This amount is recorded in other current liabilities and was paid in the first quarter of 2016.

Employee Matters Agreement
The Employee Matters Agreement provided for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between Scripps and the Company. The agreement provided that Scripps and the Company would each be responsible for all employment and benefit related obligations and liabilities for employees that worked for the respective companies. The agreement also provided that Journal Media Group employees participate in mirror plans of the Scripps benefit plans through December 31, 2015.

Tax Matters Agreements
The Tax Matters Agreements set forth the allocations and responsibilities of Scripps and Journal Media Group with respect to liabilities for federal, state and local income taxes for periods before and after the separation, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the separation was taxable. Generally, Scripps is responsible for taxes for periods prior to the separation and we are responsible for taxes for our operations after the separation. On April 1, 2015, in connection with the retention of the prior net operating loss carryforward by Scripps, the Company was allocated a net deferred tax liability of $14,537 related to the Scripps Newspapers.

The Company will indemnify Scripps for all damages, liabilities and expenses arising out of any tax imposed with respect to either the Scripps or Journal newspaper spin-off if such tax is attributable to any act, any failure to act or any omission by us or any of our subsidiaries. Scripps will indemnify the Company for all damages, liabilities and expenses relating to pre-closing taxes or taxes imposed on us or our subsidiaries because Scripps Spinco or Journal Spinco was part of the consolidated return of the applicable parent company, and the Company will indemnify Scripps for all damages, liabilities and expenses relating to post-closing taxes of us or our subsidiaries. The Merger Agreement with Gannett is not expected to disturb the tax-free treatment of the prior transaction between Scripps and Journal. Prior to entering the Merger Agreement with Gannett we delivered an unqualified tax opinion from our law firm to Scripps, which opinion Scripps has deemed to be acceptable in form and substance.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

16. COMMITMENTS AND CONTINGENCIES

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We do not believe that any such unresolved legal actions and claims will materially adversely affect our consolidated results of operations, financial condition or cash flows.

Members of our board of directors (the “Board”), and the parties to the Merger Agreement, including us and Gannett, are defendants in two class action lawsuits filed in the Circuit Court of Milwaukee County, Wisconsin that have been consolidated into a single lawsuit. The first lawsuit, captioned Seifert v. Aitken, et al., No. 2015-CV-009686, was filed by a purported Company shareholder on November 24, 2015, and the second lawsuit, captioned Sabattini v. Aitken, et al., No. 2015-CV-010003, was filed by a purported Company shareholder on December 4, 2015. The lawsuits have been consolidated into a single action captioned In re Journal Media Group, Inc. Shareholder Litigation, No. 15-CV-009686 (the “Consolidated Action”). The plaintiffs in the Consolidated Action allege that our directors breached their fiduciary duties to the Company’s shareholders in connection with the merger contemplated by the Merger Agreement and that Gannett and its affiliate aided and abetted such alleged breaches of fiduciary duty. The plaintiffs seek, among other relief, declaratory and injunctive relief enjoining the merger, and rescissory damages in an unspecified amount.
As discussed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2016, the parties to the Consolidated Action entered into a memorandum of understanding (the “MOU”), dated February 16, 2016, providing for the settlement of all claims, including those in the Consolidated Action, that were or could have been brought in connection with the merger. Pursuant to the terms of the MOU, the Consolidated Action is currently stayed pending finalization of proposed settlement documentation, confirmatory discovery and a decision by the relevant court regarding approval of the proposed settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the Merger Agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Circuit Court of Milwaukee County, Wisconsin for an award of attorneys’ fees and expenses to be paid by us or our successor. The settlement, including the payment by us or any successor of ours of any such attorneys’ fees, is also contingent upon, among other things, the merger becoming effective under Wisconsin law.
There can be no assurance that the parties to the MOU will ultimately enter into a settlement agreement or that the Circuit Court of Milwaukee County, Wisconsin will approve the settlement even if the parties were to enter into a settlement agreement. If for any reason the Consolidated Action is not settled or the settlement is not approved, the Company and its board will continue to vigorously defend against the allegations in the Consolidated Action, which the Company and its board believe are without merit.
As of December 31, 2015, our future minimum rental payments under noncancellable operating lease agreements for buildings, office and warehouse space, and office equipment consist of the following:

Due in Fiscal Year
2016	$1,697
2017	686
2018	371
2019	11
2020	—
Thereafter	—
Total	$2,765

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

We lease delivery trucks accounted for as capital leases. As of December 31, 2015, our future minimum rental payments due under capital lease agreements consist of the following:

Due in Fiscal Year
2016	$57
2017	37
2018	38
2019	30
2020	—
Thereafter	—
Total	$162

Rent expense for cancellable and noncancellable leases charged to operations for 2015, 2014 and 2013 was $1,919, $1,901 and $1,863, respectively. We amortize rent expense on a straight-line basis for leases with rent escalation clauses. Rental income from subleases included in operating income for 2015, 2014 and 2013 was $27, $0 and $0, respectively.

17. STOCK-BASED COMPENSATION

On March 30, 2015, our board of directors and shareholders approved the 2015 Plan for the purpose of attracting and retaining directors, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for performance. Subject to adjustment as provided in the 2015 Plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 2,000 shares, which may be awarded in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted share awards, restricted share units, performance shares, performance units, other stock-based awards or dividend equivalents. The 2015 Plan also provides for the issuance of cash-based awards. As of December 31, 2015, there are 1,411 shares available for issuance under the 2015 Plan. However, we are precluded from issuing additional stock-based awards per the Merger Agreement with Gannett effective October 7, 2015.

On May 11, 2015, the compensation committee of our board of directors approved the grant of common stock to non-employee directors under our 2015 Plan, which was made without any restrictions. We value unrestricted stock at the closing market price of our common stock on the grant date. In the second quarter of 2015, we granted 30 unrestricted shares at a weighted average fair value of $9.06.

On May 11, 2015, the compensation committee of our board of directors approved the grant of restricted share units ("RSUs") to employees under our 2015 Plan. The RSUs vest over a period of three years, and are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU. The RSUs do not have voting rights; however, they do have the right to receive dividend equivalents. We value RSUs at the closing market price of our common stock on the grant date. In the second quarter of 2015, we granted 564 RSUs at a weighted average fair value of $7.98, of which 5 have been forfeited and 559 remain unvested as of December 31, 2015.

We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. During the year ended December 31, 2015, we recognized $1,125 in stock-based compensation expense. As of December 31, 2015, total unrecognized compensation cost related to stock based awards was $3,585, which we expect to recognize over the remaining vesting period of 2.4 years. Stock-based compensation expense is reported in selling, general and administrative expenses in our consolidated statements of operations.

For periods prior to the April 1, 2015 separation date, certain employees were eligible to participate in the Scripps Plan. The Scripps Plan provided for the granting of non-qualified stock options, RSUs and restricted common shares of Scripps. Stock-based compensation expense for participants in the Scripps Plan who were solely dedicated to newspapers operations are included within selling, general and administrative expense in our consolidated and combined financial statements. Stock based compensation attributable to the Scripps Plan and allocated to the Company was $216, $1,426 and $1,368 for the years ended December 31, 2015, 2014 and 2013, respectively. Scripps assumed liability for the unrecognized compensation expense under this plan as of April 1, 2015.

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

Incentive Plans — Prior to the separation date, the employees of the Scripps newspapers participated in the Scripps 2010 Long-Term Incentive Plan (the “Plan”). The Plan permitted the granting of incentive and nonqualified stock options, stock appreciation rights, RSU's, restricted and unrestricted common shares of Scripps and performance units to key employees and non-employee directors.

All of the information that follows represents the activity for Scripps newspaper employees in the Scripps Plan.

The following table summarizes information about stock option transactions for the Scripps newspaper employees' participation in the Scripps Plan prior to April 1, 2015:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2012	2,030,442	$9.95	$9.00 - $11.00
Exercised in 2013	(1,582,721)	10.01	9.00 - 11.00
Forfeited in 2013	(8,289)	9.41	9.00 - 11.00
Outstanding at December 31, 2013	439,432	9.79	9.00 - 11.00
Exercised in 2014	(341,472)	9.79	9.00 - 11.00
Forfeited in 2014	(328)	9.78	10.00
Outstanding at December 31, 2014	97,632	9.39	9.00 - 10.00
Exercised in Q1 2015	(45,907)	9.64	9.00 - 10.00
Outstanding at March 31, 2015*	51,725	$9.09	$9.00

*Scripps assumed liability for the unrecognized compensation expense under this plan as of April 1, 2015.

The following table presents additional information about exercises of stock options:

	For the quarter ended March 31, 2015	For the years ended December 31,
(in thousands)		2014	2013

Cash received upon exercise	$443	$3,183	$15,812
Intrinsic value (market value on date of exercise less exercise price)	653	3,401	5,788

Restricted Stock and Restricted Stock Units — Awards of restricted class A common shares of Scripps (restricted stock) and restricted stock units generally require no payment by the employee. RSUs are converted into an equal number of common shares when vested. These awards generally vest over a three or four year period, conditioned upon the individual’s continued employment through that period. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards may be forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the awards are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on awards granted to employees and non-employee directors.

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

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

Information and activity for transactions for the Scripps newspaper employees' participation in the Scripps Plan for restricted stock and RSUs is presented below:

		Grant Date Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2012	513,111	$6.75	$1-$11
Awarded in 2013	179,893	11.71	11-20
Vested in 2013	(293,273)	5.01	1-12
Forfeited in 2013	(24,913)	10.35	9-12
Unvested at December 31, 2013	374,818	10.59	7-20
Awarded in 2014	123,328	16.52	16-22
Vested in 2014	(168,243)	10.40	7-20
Forfeited in 2014	(53,023)	11.75	9-18
Unvested at December 31, 2014	276,880	13.24	7-22
Vested in 2015	(276,880)	13.24	7-22
Unvested at March 31, 2015	—

The fair value of the shares and RSU's that vested was $5,241, $2,921 and $3,538 in 2015, 2014 and 2013.

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Defined Benefit Plans	Other	Total
Balance at December 31, 2013	$(13,257)	$62	$(13,195)
Unrecognized actuarial loss, net of tax of $0	(13,704)		(13,704)
Amortization of unrecognized loss included in net periodic pension cost, net of tax of $0	230	(240)	(10)
Net current-period other comprehensive income (loss)	(13,474)	(240)	(13,714)
Transfer of Knoxville and Memphis pension plans, net of tax of $(370)	24,127	—	24,127
Balance at December 31, 2014	(2,604)	(178)	(2,782)
Immaterial prior period change in defined benefit pension plan for an unconsolidated company, net of tax of $451		(691)	(691)
Transfer unrecognized loss for defined benefit pension plan for an unconsolidated company to other	961	(961)	—
Unrecognized actuarial gain, net of tax of $404	687	—	687
Prior service credit arising during 2015, net of tax of $137	233	—	233
Amortization of unrecognized gain included in net periodic pension cost, net of tax of $20	(34)	—	(34)
Net current-period other comprehensive income (loss)	1,847	(1,652)	195
Balance at December 31, 2015	$(757)	$(1,830)	$(2,587)

Table of Contents JOURNAL MEDIA GROUP, INC.
Notes to Consolidated and Combined Financial Statements
(in thousands, except per share amounts)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information is as follows:

	1st	2nd	3rd	4th
2015	Quarter	Quarter	Quarter	Quarter	Total

Total revenue	$91,478	$115,814	$110,306	$123,408	$441,006
Total operating costs and expenses	$95,196	$112,070	$110,904	$113,517	$431,687
Operating income (loss)	$(3,718)	$3,744	$(598)	$9,891	$9,319
Income (loss) before income taxes	$(3,442)	$3,619	$(1,148)	$9,721	$8,750
Net income (loss) attributable to Journal Media Group	$(3,542)	$3,323	$(488)	$3,834	$3,127
Earnings (loss) per share:
Basic	(0.14)	0.13	(0.02)	0.15	0.12
Diluted	(0.14)	0.13	(0.02)	0.15	0.12

On April 1, 2015 we acquired the JRN Newspapers.

	1st	2nd	3rd	4th
2014	Quarter	Quarter	Quarter	Quarter	Total

Total revenue	$98,459	$92,228	$84,543	$95,102	$370,332
Total operating costs and expenses	$102,057	$102,342	$92,984	$97,037	$394,420
Operating income (loss)	$(3,598)	$(10,114)	$(8,441)	$(1,935)	$(24,088)
Income (loss) before income taxes	$(3,933)	$(10,446)	$(8,856)	$(2,322)	$(25,557)
Net income (loss) attributable to Journal Media Group	$(3,939)	$(10,456)	$(9,053)	$(2,318)	$(25,766)
Earnings (loss) per share:
Basic	(0.27)	(0.72)	(0.63)	(0.16)	(1.78)
Diluted	(0.27)	(0.72)	(0.63)	(0.16)	(1.78)

20. SUBSEQUENT EVENTS

On March 1, 2016, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved the Merger Agreement and the merger with Gannett as discussed in Note 4.

On February 8, 2016, the Board of Directors declared a cash dividend of $0.06 per share, payable on March 1, 2016, to shareholders of record as of the close of business on February 19, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Journal Media Group, Inc.

We have audited the accompanying consolidated and combined (a combination of subsidiaries and operations of the newspaper business of The E.W. Scripps Company) balance sheets of Journal Media Group, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2015. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Journal Media Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

Milwaukee, Wisconsin
March 30, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
Our directors and executive officers as of March 23, 2016 are as set forth below.

Name	Age	Position

Steven J. Smith	65	Chairman of the Board

Stuart Aitken	44	Director

Jonathan Newcomb	69	Director

Brian Ross	58	Director

Mary Ellen Stanek	59	Director

Timothy E. Stautberg	53	President and Chief Executive Officer, Director

Jason R. Graham	43	Senior Vice President, Chief Financial Officer and Treasurer

Marty V. Ozolins	44	Vice President and Controller

Hillary Ebach	52	Vice President, General Counsel and Corporate Secretary

Trina Jashinsky	53	Vice President, Human Resources

Libby Averyt	52	Vice President, Regional Publisher

William R. Barker	52	Vice President, Regional Publisher

Elizabeth Brenner	61	Vice President, Regional Publisher

George H. Cogswell III	56	Vice President, Regional Publisher
Directors
In addition to Timothy E. Stautberg, directors of the company include:

Steven J. Smith, is currently the non-executive Chairman of the Board. From 1998 until the formation of our company in April, 2015, he was Chairman of the Board and Chief Executive Officer of Journal Communications, Inc. Mr. Smith is also a director of Badger Meter, Inc. Mr. Smith’s long history with Journal Communications and his skills and executive experience within all of the industries in which we operate qualify him to serve as director and the non-executive Chairman of the Board of our company.

Stuart Aitken, has been Chief Executive Officer of 84.51° and its predecessor company, dunnhumbyUSA, since 2010. He joined the data analytics and customer insights company serving retailers and consumer brands as its Chief Operating Officer in 2009. Prior to joining dunnhumbyUSA, he was for two years Executive Vice President and Chief Marketing Officer for Michael’s Stores, an arts and crafts retailer. From 1999 to 2007, Mr. Aitken managed loyalty marketing, data analytics, innovation and category management for grocery retailer Safeway. Mr. Aitken’s knowledge and experience in marketing, information technology and consumer sales qualify him to serve as a director of our company.

Jonathan Newcomb, is currently a Managing Director at the New York investment firm Berenson & Company, with which he first became affiliated in 2012. Prior to that, he was a Managing Director at the New York investment firm Coady Diemar Partners from 2004 to 2012. Mr. Newcomb served sequentially as President, Chief Executive Officer and Chairman at Simon & Schuster from 1994 until 2002. Mr. Newcomb served as a director of Journal Communications, Inc. from 2005 until the formation of our company in April, 2015. Mr. Newcomb’s knowledge of and expertise in the publishing industry, as well as his executive experience and financial expertise, qualify him to serve as a director of our company.

Brian Ross, is Principal, Mid-Market Growth Partners LLC. Mr. Ross established Mid-Market Growth Partners in 2014 to help companies optimize their business models and founded AssuredMedPay in 2013 to provide a streamlined on-line payment system for employees of corporate-sponsored healthcare plans to simplify medical bill payment. Prior to these ventures he served for two years as President and CEO of KnowledgeWorks, an education-focused non-profit, from 2010 to 2012. Previously, he served in various financial and operating roles in a 13-year career at Cincinnati Bell, a diversified telecommunications company, including serving as Chief Financial Officer and Chief Operating Officer for this publicly traded company. Mr. Ross currently serves on the board of directors Alaska Communications and Otelco. Mr. Ross’s knowledge and experience in financial management and operating in an industry going through dramatic transformation qualify him to serve as a director of our company.

Mary Ellen Stanek, is President of Baird Funds, Inc., a registered investment company, and Managing Director and Chief Investment Officer of Baird Advisors, Robert W. Baird & Co. Inc., since 2000. Previously, Ms. Stanek was President of Firstar Funds, Inc., also a registered investment company, President and Chief Executive Officer of Firstar Investment Research & Management Company, LLC from 1998 to 2000, and was its President and Chief Operating Officer from 1994 to 1998. She is also a director of Baird Financial Group and Wisconsin Energy Corporation, and a member of the Board of Trustees at Northwestern Mutual Life Insurance Company. Ms. Stanek served as a director of Journal Communications, Inc. from 2003 until the formation of our company in April, 2015. Ms. Stanek’s knowledge of and experience in the financial services industry, as well as her executive experience and long-standing relationship with and knowledge of Journal Communications, Inc., qualify her to serve as a director of our company.

Executive Officers

Timothy E. Stautberg, has served as President and Chief Executive Officer of the company since March, 2015. Previously, he was Senior Vice President, Newspapers for The E.W. Scripps Company. From 2008 to 2011, Mr. Stautberg served as Senior Vice President, Chief Financial Officer and Treasurer of Scripps and for nine years as its Vice President of Corporate Communications and Investor Relations starting in 1999.

Jason R. Graham, has served as Senior Vice President, Chief Financial Officer and Treasurer since February, 2015. Previously he served for one year as Senior Vice President of Finance and Chief Financial Officer of Journal Communications, Inc. He joined Journal Communications in 2012 as Vice President and Controller. Prior thereto, Mr. Graham held various financial leadership positions with Brookdale Senior Living, Inc., a national owner and operator of senior living communities, where he was serving as Vice President and Corporate Controller prior to joining Journal Communications.

Marty V. Ozolins, has served as Vice President and Controller since February, 2015. Previously he served for one year as Vice President and Corporate Controller of Journal Communications, Inc. He joined Journal Communications in 1997 as a staff auditor and since then has held a series of finance and accounting roles with increasing responsibility.

Hillary Ebach, has served as Vice President, General Counsel and Corporate Secretary since May, 2015. Prior to joining the company, she served two years as Executive Vice President, Legal and Administration for Chicago-based Wrapports, LLC, owner of the Chicago Sun-Times and a portfolio of digital businesses. From 2007 to 2013, Ms. Ebach was Executive Vice President of Lurie Investments, Inc.

Trina Jashinsky, has served as Vice President, Human Resources since April, 2015. Ms. Jashinsky previously served for one year as Senior Vice President, Human Resources for the Credit Union Solutions and Open Solutions divisions of Fiserv, Inc. Prior to her tenure at Fiserv, she spent seven years with Johnson Controls, Inc., with her final role as Vice President, Corporate Human Resources, Global.

Libby Averyt, has served as Vice President, Regional Publisher since April, 2015 in addition to her role as President and Publisher of the Corpus Christi Caller-Times, a position she has held since 2014. Ms. Averyt has spent her career with the Caller-Times, including serving as Editor and also Vice President, Advertising.

William R. Barker, has served as Vice President, Regional Publisher since April, 2015 in addition to his role as President and Publisher of the Naples Daily News, a position he has held since 2013. Previously, he spent more than a decade leading Tampa Bay-area media publications for Media General and private equity firm Revolution Capital.

Elizabeth F. Brenner, has served as Vice President and Regional Publisher since April, 2015 in addition to her role as President and Publisher of the Milwaukee Journal Sentinel, a position she has held since 2005. She also served as Executive Vice President of Journal Communications, Inc. from 2005 to March, 2015. Previously, Ms. Brenner was Publisher of The News Tribune in Tacoma, Washington from 1998 until 2004.

George H. Cogswell III, has served as Vice President, Regional Publisher since April, 2015 in addition to his role as President and Publisher of The Commercial Appeal in Memphis, a position he has held since 2012. Previously, for five years he was President and Publisher of the Ventura County Star in California.

There are no family relationships between any of the executive officers.  There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.
Board Meetings and Committees
In 2015, our board of directors met seven times. The Board currently maintains three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table sets forth the names of our directors who served on each of the standing committees of the Board during 2015, as well as how many times each committee met in 2015.

Board Member	Audit	Compensation	Nominating and Corporate Governance
Steven J. Smith	Member		Chair
Stuart Aitken		Member	Member
Jonathan Newcomb	Member		Member
Mary Ellen Stanek		Chair	Member
Brian Ross	Chair	Member
Timothy E. Stautberg
Meetings Held in 2015	4	3	1
Audit Committee. Our Audit Committee assists the board in fulfilling the oversight responsibilities the board has with respect to (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements; (iii) the qualifications and independence of our independent registered public accounting firm; and (iv) the performance of our independent registered public accounting firm and our internal audit function. The Audit Committee has direct responsibility and the sole authority for the appointment, compensation, retention, termination, replacement and oversight of our independent registered public accounting firm, which reports directly to the Audit Committee. The Audit Committee is also responsible for preparing an audit committee report to be included in our company’s annual proxy statement, and reviews and approves on an on-going basis any related party transactions. The Audit Committee has adopted a policy for the review and pre-approval of all audit and non-audit services to be provided to us by our independent registered public accounting firm. The Audit Committee establishes procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting and auditing matters.
Each member of our Audit Committee has been determined by our board to meet the independence, experience and financial literacy (i.e., to be "audit committee financial experts") requirements of the NYSE and the federal securities laws.
Compensation Committee. The purposes of our Compensation Committee are to (i) assist the board in discharging its responsibilities relating to the compensation of our Chief Executive Officer and other executive officers; (ii) administer our equity compensation plans; and (iii) produce an annual report on executive compensation for inclusion in our proxy statement in accordance with applicable rules and regulations.
Our Compensation Committee reviews, recommends and approves policies relating to compensation and benefits for our directors and employees and is responsible for approving the compensation of our Chief Executive Officer and other executive officers. It has authority to retain compensation consultants to assist in the evaluation of compensation for directors, the Chief Executive Officer and other senior executives.
Our Compensation Committee administers our compensation plans. Our Compensation Committee is also responsible for reviewing and recommending for inclusion in our proxy statement the compensation discussion and analysis section required to be included in our annual proxy statement under federal securities laws. For additional information regarding the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation, including the role of executive officers of the Company in making recommendations to the Compensation Committee regarding executive compensation and the role of compensation consultants in assisting the Compensation Committee in its functions, please see “Compensation Discussion and Analysis” in Item 11 of this Annual Report on Form 10-K.
Each member of our Compensation Committee has been determined by our board to meet the independence requirements of the NYSE and the federal securities laws and qualify as a non-employee director under SEC Rule 16b-3 and as an “outside director” under Section 162(m) of the Internal Revenue Code.
Nominating and Corporate Governance Committee. The purpose of our Nominating and Corporate Governance Committee is to (i) identify individuals qualified to become members of the board (consistent with criteria approved by the board); (ii) select, or to recommend that the board select, the director nominees for the next annual meeting of shareholders, and nominees to fill vacancies on the board; (iii) develop and recommend to the board a set of corporate governance guidelines applicable to us; (iv) oversee the evaluation of the board, its committees and management; and (v) oversee, in concert with the Audit Committee, compliance rules, regulations and ethical standards for our directors, officers and employees, including corporate governance matters and practices.
The Nominating and Corporate Governance Committee is also responsible for reviewing annually our corporate governance principles and recommending proposed changes to the board. The Nominating and Corporate Governance Committee will report periodically to the board on succession planning.
Each member of our Nominating and Corporate Governance Committee has been determined by our board and meets the independence requirements of the NYSE and the federal securities laws.
Independence of Directors
Our corporate governance principles provide for director independence standards consistent with those of the NYSE and the federal securities laws. These standards require the board to affirmatively determine that each “independent” director has no material relationship with our company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our company) other than as a director. The board has determined that all of our directors are “independent” as required by the NYSE listing standards and our company’s Corporate Governance Principles, except Mr. Stautberg.
All members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are independent directors as defined in the NYSE listing standards and our corporate governance principles.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires certain of our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of changes in ownership of our common stock with the SEC. Those people are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, all of those people complied with all Section 16(a) filing requirements in 2015.
Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics for Financial Executives that applies to our Chief Executive Officer and senior financial and accounting officers and employees. We have also adopted a Code of Conduct and Ethics, applicable to all employees, and a Code of Conduct and Ethics for Members of the Board of Directors, applicable to all directors, which together satisfy the requirements of the NYSE regarding a “code of business conduct.” Finally, we have adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website at www.journalmediagroup.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Conduct and Ethics for Financial Executives by posting such information on our web site at the address stated above. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION OF DIRECTORS
2015 Director Compensation Table
The following table provides information on compensation paid to our non-employee directors in 2015. Each director commenced service on the Board upon the completion of the Scripps/Journal transactions on April 1, 2015.

Name	Fees Earned or	Stock	Total
	Paid in Cash ($)(1)	Awards ($)(2)	($)
Steven J. Smith, Chairman	$71,250	$55,000	$126,250
Stuart Aitken	46,250	55,000	101,250
Jonathan Newcomb	47,250	55,000	102,250
Mary Ellen Stanek	53,750	55,000	108,750
Brian Ross	62,500	55,000	117,500
(1) Represents the annual cash retainer earned in 2015 and fees paid for board and committee meetings.
(2) Represents the aggregate grant date fair value of the unrestricted shares granted to our non-employee directors in 2015, computed in accordance with FASB ASC Topic 718. For a description of the assumptions used in valuing these unrestricted shares, see Note 17 to our consolidated and combined financial statements included elsewhere in this Annual Report.
Narrative Disclosure to Director Compensation Table
Our director compensation program is designed to attract and retain highly qualified directors and align their interests with the long-term interests of our shareholders. It includes a cash component and an equity component. Directors who are employees of the Company receive no additional compensation for their service on the Board.
The non-executive Chairman of the Board receives a total annual retainer of $150,000, consisting of cash and equity. He does not receive additional meeting or committee fees. Each of the other non-employee directors receives an annual cash retainer of $35,000 and an annual grant of unrestricted shares with an award value of $55,000. They also receive $2,000 for each Board or committee meeting attended in person and $1,000 for each meeting attended via teleconference. The Audit Committee chair receives an additional cash retainer of $15,000 and the Compensation Committee chair receives an additional cash retainer of $10,000.
EXECUTIVE COMPENSATION
This section discusses the material components of the executive compensation program offered to our named executive officers. For 2015, our named executive officers were:

•	Timothy E. Stautberg, our President and Chief Executive Officer;

•	Jason R. Graham, our Senior Vice President, Chief Financial Officer and Treasurer; and

•	Elizabeth Brenner, our Vice President, Regional Publisher.

Each named executive officer commenced service with the Company upon the completion of the Scripps/Journal transactions on April 1, 2015.
We are an “emerging growth company,” within the meaning of the JOBS Act, and we have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

2015 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2015.

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen-sation	Total
		($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Timothy E. Stautberg	2015	$525,000	$840,000	$330,186	$2,243	$18,186	$1,715,615
President and Chief Executive Officer
Jason R. Graham	2015	281,250	375,000	117,924	—	5,937	780,111
Senior Vice President, Chief Financial Officer and Treasurer
Elizabeth Brenner	2015	307,500	328,000	123,912	—	9,275	768,687
Vice President, Regional Publisher
(1) Represents salary earned from April 1, 2015 through December 31, 2015.
(2) Represents the aggregate grant date fair value of time-based restricted share units (“RSUs”) granted to our named executive officers in 2015, computed in accordance with FASB ASC Topic 718 excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 17 to our consolidated and combined financial statements included elsewhere in this Annual Report.
(3) Represents the annual incentive earned by our named executive officers for the performance period commencing April 1, 2015 and ending December 31, 2015.
(4) Represents earnings under nonqualified deferred compensation plans for 2015, to the extent they exceeded 120% of the applicable long-term federal rate, compounded monthly.
(5) Represents the following: For Mr. Stautberg, reimbursement for financial planning of $8,288, dues for a business club of $4,006, reimbursement of attorney fees of $3,815, and matching contributions to the 401(k) plan of $2,077; and for Mr. Graham and Ms. Brenner, matching contributions to the 401(k) plan of $5,937 and $9,275, respectively.
Narrative Disclosure to Summary Compensation Table
Following is a brief summary of each core element of the compensation program for our named executive officers.
Base Salary. We provide competitive base salaries that are intended to attract and retain key executive talent. Base salary levels depend on the executive’s position, responsibilities, experience, market factors, recruitment and retention factors, internal equity factors, and our overall compensation philosophy. The 2015 base salary levels for our named executive officers were negotiated in connection with their initial appointment as officers of the Company and were as follows: Mr. Stautberg - $700,000; Mr. Graham - $375,000 and Ms. Brenner - $410,000.
Annual Incentive Program. Our named executive officers are eligible for annual incentive compensation, which is designed to motivate them to achieve certain performance objectives. For 2015 the performance objectives were specified levels of adjusted EBITDA and revenue, determined on a Company-wide basis and, for Elizabeth Brenner, based in part upon the performance of her assigned region.

Participant	Weighting of Company-Wide Performance Goals		Weighting of Regional Performance Goals
	Adjusted EBITDA	Revenue	Adjusted EBITDA	Revenue
Timothy E. Stautberg	75%	25%	0	0
Jason R. Graham	75%	25%	0	0
Elizabeth Brenner	50%	25%	15%	10%
The 2015 target award opportunities for our named executive officers were negotiated in connection with their initial appointment as officers of the Company and were as follows: Mr. Stautberg - 60% of base salary; Mr. Graham - 40% of base salary and Ms. Brenner - 40% of base salary. Payout could range between 50% of each named executive officer’s target award opportunity for threshold performance, 100% for target performance and 150% for maximum performance. Based on actual performance results for the period commencing April 1, 2015 and ending December 31, 2015, the payout level for each named executive officer, as a percentage of his or her target award opportunity, was as follows: Mr. Stautberg - 105%, Mr. Graham - 105% and Ms. Brenner - 101%.
Long-Term Incentives. Following the completion of the Scripps/Journal transactions, the Compensation Committee authorized a one-time grant of RSUs to our named executive officers, which we refer to as a founders’ grant. The size of each founders’ grant was based on a percentage of the named executive officer’s base salary as follows: Mr. Stautberg - 120% of base salary; Mr. Graham - 100% of base salary and Ms. Brenner - 80% of base salary. Each founders’ grant was effective June 1, 2015 and vests in equal annual installments over the first three anniversaries of the effective date. The founders’ grants were intended to align the interests of our named executive officers with our shareholders. The founders’ grants are subject to accelerated vesting upon the closing of the proposed merger with Gannett.
CEO Employment Agreement. We entered into an employment agreement with Mr. Stautberg in connection with his appointment as our President and Chief Executive Officer at the closing of the Scripps/Journal transactions. The employment agreement has a term of 3 years, with automatic successive one-year renewals unless 120 days’ notice of non-renewal is provided. Under the employment agreement, Mr. Stautberg will receive an initial annual base salary of $700,000, a 2015 target annual incentive opportunity and 2016 target long-term incentive opportunity of 60% of his annual base salary, and a founders’ grant of restricted share units with a value equal to 120% of his annual base salary. During the term of the employment agreement, Mr. Stautberg will be entitled to a financial planning benefit of $15,000 and up to $10,000 in attorneys’ fees in connection with negotiating his employment agreement. These compensation levels were negotiated after considering market compensation levels for Chief Executive Officers at companies in our compensation peer group and in industry surveys, as well as input regarding market practices from an independent compensation consultant retained by the Compensation Committee as described below.
Offer Letters with Mr. Graham and Ms. Brenner. We entered into an offer letter agreement with Mr. Graham in connection with his appointment as our Senior Vice President and Chief Financial Officer. Under his letter agreement, Mr. Graham will be paid an annual base salary of $375,000, and his 2015 target annual incentive opportunity and 2015 target long-term incentive opportunity will not be less than 40% and 50%, respectively, of his annual base salary.
In connection with her appointment as our Vice President, Regional Publisher and President and Publisher of the Milwaukee Journal Sentinel, Ms. Brenner was offered a compensation package consisting of an annual base salary of $410,000 and a 2015 target annual incentive opportunity and 2015 target long-term incentive opportunity of not less than 40% of her annual base salary.
Independent Compensation Consultant. For purposes of developing and reviewing our 2015 executive compensation strategy and programs, the Compensation Committee directly retained Meridian Compensation Partners, LLC (“Meridian”). Meridian reports directly to the Compensation Committee, served at the sole discretion of the committee, and did not perform any other services for the Company. The Compensation Committee assessed the independence of Meridian pursuant to Securities and Exchange Commission rules and concluded that no conflict of interest existed that would prevent Meridian from independently advising the committee.
Compensation Policies. We maintain stock ownership guidelines of three times base salary for the Chief Executive Officer and two times base salary for the other named executive officers, so that each executive has personal wealth tied to our long-term success and, therefore, has interests that are aligned with those of our shareholders. Each named executive officer will be expected to hold 50% of all shares acquired under equity awards until the applicable stock ownership guideline is satisfied. We also established a clawback policy, so that we have the authority to recover certain incentive compensation if payout was based on financial results that were subsequently restated. Finally, our insider trading policy restricts our employees, officers and directors from engaging in hedging transactions involving our securities.

2015 Outstanding Equity Awards At Fiscal Year‑End
The following table sets forth information regarding unvested equity awards held by each of our named executive officers as of December 31, 2015.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Timothy E. Stautberg	94,301	$1,133,498
Jason R. Graham	42,099	506,030
Elizabeth Brenner	36,823	442,612
(1) Represents the unvested RSUs held by our named executive officers as of December 31, 2015. The RSUs were granted on June 1, 2015 and vest equal annual installments over the first three anniversaries of the date of grant. The RSUs are subject to accelerated vesting upon the closing of the proposed merger with Gannett.
(2) Based on the closing price per share of our common stock on December 31, 2015 of $12.02.
Retirement Programs
We maintain a 401(k) plan that generally is available to all employees, including our named executive officers. In addition, we assumed the following legacy retirement obligations in connection with the transactions, which are closed to new participants and will not accrue future benefits:

•
Mr. Stautberg participates in the Supplemental Executive Retirement Plan for legacy Scripps employees and Ms. Brenner participates in the Supplemental Executive Retirement Plan for legacy Journal employees. Each of these plans is an unfunded, nonqualified retirement plan designed to administer certain retirement benefits assumed by us in connection with the transactions, and future benefit accruals will not occur under these plans. The benefit under the Supplemental Executive Retirement Plan for legacy Scripps employees is payable in a single lump sum upon termination of employment, and the benefit under the Supplemental Executive Retirement Plan for legacy Journal employees is payable upon the later of the executive’s attainment of age 60 or his or her termination of employment (in the form of a monthly annuity with respect to the defined benefit portion and a lump sum with respect to the defined contribution portion). The defined contribution portion of the Supplemental Executive Retirement Plan for legacy Journal employees will be credited with interest at a rate that will be established by us from time to time. For 2015, the interest rate was based on the yield on investment of the Barclays Capital U.S. Corporate Long-Term Index, as published in The Wall Street Journal on April 1, 2015 (which rate was 4.24%, compounded monthly).

•
Mr. Stautberg participates in the Executive Deferred Compensation Plan and the Transition Credit Plan for legacy Scripps employees. Mr. Stautberg will not be permitted to defer post-transaction compensation under these plans or receive post-transaction company contributions. Each of these plans is an unfunded, nonqualified retirement plan designed to administer certain deferred compensation benefits assumed by us in connection with the transactions. Payments from the Executive Deferred Compensation Plan will be made in cash at certain future dates elected by Mr. Stautberg or upon an earlier termination of employment or death in the form of a lump sum or in monthly installments of 5, 10 or 15 years. Payments are automatically accelerated and paid in a lump sum in the event of a termination of employment within two years following a change in control of the Company. Payments from the Transition Credit Plan are made in cash as a single lump sum six months following termination of employment. The deferred compensation will be credited with interest at a rate that will be established by us from time to time. For 2015, the interest rate was based on the yield on investment of the Barclays Capital U.S. Corporate Long-Term Index, as published in The Wall Street Journal on April 1, 2015 (which rate was 4.24%, compounded monthly).

Severance Protections
Mr. Stautberg. Mr. Stautberg’s employment agreement provides that, if he were terminated without cause or he resigned for good reason either prior to or more than 2 years after a change in control, then he would be entitled to receive: (i) a pro-rated annual incentive, based on actual performance for the year of termination; (ii) a severance payment equal to 2.0 times the sum of his annual base salary and target annual incentive; (iii) accelerated vesting of equity awards; and (iv) continued payment of monthly health care premiums for up to 2 years, except that the obligation to pay the premiums would end if he becomes employed by another employer that provides him with group health benefits.
If Mr. Stautberg were terminated without cause or if he resigned for good reason within two years after a change in control, then, he would be entitled to receive the following severance benefits: (i) a pro-rated annual incentive, based on target performance for the year of termination; (ii) a lump sum severance payment equal to 2.5 times the sum of his annual base salary and target annual incentive; (iii) accelerated vesting of his equity awards as provided under the terms of the Company’s Long-Term Incentive Plan; (iv) continued payment of his monthly health care premiums for up to 2.5 years, except that the obligation to pay the premiums would end if he becomes employed by another employer that provides him with group health benefits; and (v) a payment equal to the value of an additional 2.5 years of age (but not service) under our Supplemental Executive Retirement Plan.
If we timely provide notice of non-renewal of Mr. Stautberg’s employment agreement, and his employment terminates without cause at the end of the term, then he will be entitled to receive: (i) a pro-rated annual incentive, based on actual performance for the year of termination; (ii) a severance payment equal to 1.0 times the sum of his annual base salary and target annual incentive; (iii) accelerated vesting of equity awards; and (iv) continued payment of monthly health care premiums for up to 1 year, except that the obligation to pay the premiums will end if he becomes employed by another employer that provides him with group health benefits.
No special severance will be payable if Mr. Stautberg is terminated for cause or resigns without good reason, or if his employment terminates due to death or disability, except in the case of death or disability, he (or his estate) would be entitled to receive a pro-rated annual incentive, based on actual performance for the entire year, accelerated vesting of equity awards and in the case of disability, he would receive 1.0 times his annual base salary.
Mr. Stautberg (or his legal representatives) must sign a release of claims against the Company prior to receiving any of the severance benefits described above. Mr. Stautberg would not be entitled to a tax gross-up payment for any excise tax that may be imposed under Section 4999 of the Internal Revenue Code (the “Code”) in connection with a change in control. Instead, Mr. Stautberg’s employment agreement provides that if any benefits otherwise owed to Mr. Stautberg would be subject to that excise tax, then the benefits would be limited to the maximum amount that could be paid without triggering the excise tax.
Mr. Stautberg has agreed that during employment and for two years after termination of employment, he will not compete with the Company, solicit Company employees to terminate their employment with the Company or disclose trade secrets or confidential information of the Company.
Mr. Graham. Mr. Graham participates in the Journal Media Group, Inc. Executive Severance and Change in Control Plan (the “Severance Plan”). In the event of the termination of Mr. Graham’s employment by the Company without cause or a termination by him for good reason, in either case prior to a change in control of the Company or more than two years after a change in control, he would receive (i) a pro-rated annual incentive for the year of termination, (ii) a lump sum amount equal to the sum of his annual base salary and target annual incentive, (iii) a lump sum amount equal to the annual cost to obtain health care coverage under COBRA, and (iv) accelerated vesting of time-based equity awards (in full) and performance-based equity awards (on a pro-rated basis based on actual performance results).
In the event of the termination of Mr. Graham’s employment by the Company without cause or a termination by him for good reason, in either case within two years after a change in control of the Company, he would receive (i) a pro-rated annual incentive for the year of termination, (ii) a lump sum amount equal to 1.5 times the sum of his annual base salary and target annual incentive, (iii) a lump sum amount equal to 1.5 times the annual cost to obtain health care coverage under COBRA, and (iv) accelerated vesting of equity awards as provided under terms of the Company’s Long-Term Incentive Plan.
In the event of a termination of employment due to death or disability, Mr. Graham would receive (i) a pro-rated annual incentive for the year of termination, (ii) accelerated vesting of time-based equity awards (in full) and performance-based equity awards (on a pro-rated basis assuming on “target” performance), and (iii) in the event of a termination for disability (and not as a result of death) a lump sum payment equal to his annual base salary.
In order to receive severance benefits under the Severance Plan, Mr. Graham must agree to a release of claims against the Company. Mr. Graham would not be entitled to a tax gross-up payment under the Severance Plan for any excise tax that may be imposed under Section 4999 of the Code in connection with a change in control. Instead, the Severance Plan provides that if any benefits otherwise owed to Mr. Graham would be subject to that excise tax, then the benefits would be limited to the maximum amount that could be paid without triggering the excise tax or paid in full subject to the excise tax, depending upon which approach would provide the greater net after-tax benefit to Mr. Graham.

As a condition of participation in the Severance Plan, Mr. Graham has agreed that during employment and for one year after termination of employment, he will not compete with the Company, solicit Company employees to terminate their employment with the Company or disclose trade secrets or confidential information of the Company.
Ms. Brenner. At the time of the April 1, 2015 Scripps/Journal transactions, we assumed a change-in-control agreement with Elizabeth Brenner, our Vice President, Regional Publisher, which was originally entered into between Ms. Brenner and Journal Communications, Inc. We are required to provide severance protections to Ms. Brenner in accordance with her change-in-control agreement until April 1, 2017, at which point she would become eligible to participate in our Severance Plan, as described above.
Under her change-in-control agreement, if Ms. Brenner’s employment were terminated without cause or if she resigned for good reason within two years after the completion of the Scripps/Journal transactions, then she would be entitled to receive the following: (i) a pro rata target annual incentive for the year of termination; (ii) a severance payment equal to two times the sum of her then-current annual base salary and target annual incentive; (iii) time-based restrictions on outstanding restricted stock and unit awards shall lapse and outstanding options shall vest and become exercisable; (iv) reimbursement of up to $200,000 of Ms. Brenner’s reasonable legal expenses incurred in connection with the agreement per year for two years; and (v) continued group health coverage for 24 months after her termination, except that the obligation to provide health coverage would end if Ms. Brenner becomes employed by another employer that provides her with group health benefits.
Ms. Brenner would not be entitled to a tax gross-up payment for any excise tax that may be imposed under Section 4999 of the Code in connection with a change in control. Instead, if any benefits otherwise owed to Ms. Brenner would be subject to that excise tax, then the benefits would be limited to the maximum amount that could be paid without triggering the excise tax.
Ms. Brenner's change-in-control agreement contains confidentiality and employee non-solicitation covenants that apply during her employment and for 24 months after her termination of employment. Ms. Brenner's change-in-control agreement also contains a non-competition covenant that applies for 24 months after termination of her employment, unless she timely waives the severance benefits provided by the change-in-control agreement, in which case the non-competition covenant will not apply.
Long-Term Incentive Plan (the “LTIP”). The LTIP provides for “double trigger” vesting of equity awards assumed in a change in control transaction, so that the awards will not automatically vest on a change in control. Instead, the awards assumed in a transaction will continue to vest on their regularly-scheduled vesting date or, if earlier, upon a termination without cause or resignation for good reason within two years after a change in control. If the awards are not assumed in a change in control transaction, then the awards will vest in connection with the transaction. In either case, outstanding performance-based awards will vest on a pro-rata basis, at the “target” level if the vesting event occurs during the first-half of the performance period and based on actual achievement if the vesting event occurs during the second-half of the performance period. All outstanding RSUs are subject to accelerated vesting upon the closing of the proposed merger with Gannett.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Management and Others

The following table sets forth the beneficial ownership of our common stock as of March 23, 2016 held by (i) each of our directors and nominees and those of our currently serving executive officers who are named in the Summary Compensation Table in Item 11 above under “Executive Compensation—2015 Summary Compensation Table,” (ii) all of our current directors and executive officers as a group, and (iii) each person or entity that we know beneficially owns more than 5% of our common stock. We believe that all of the people and entities listed below have sole voting and investment power over the listed shares, except as we have indicated otherwise in the footnotes. The address of each individual named below is c/o Corporate Secretary, 333 West State Street, Milwaukee, Wisconsin 53203.

	Shares of Common Stock Beneficially Owned		Restricted Share Units Beneficially Owned
Name of Beneficial Owners	Shares	%
Directors and Executive Officers
Steven J. Smith	165,656	*	—
Stuart Aitken	5,978	*	—
Jonathan Newcomb	26,603	*	—
Brian A. Ross	5,978	*	—
Mary Ellen Stanek	20,263	*	—
Timothy E. Stautberg(1)	150,080	*	94,301
Jason R. Graham(1)	45,247	*	42,099
Elizabeth Brenner(1)	82,068	*	36,823
All directors and executive officers as a group(1) (14 persons)	650,706	2.7%	313,330
Other Holders
Gamco Asset Management Inc.(2)	4,402,074	18.0%	—
FMR LLC(3)	1,775,181	7.3%	—
Dimensional Fund Advisors LP(4)	1,483,543	6.1%	—
BlackRock, Inc.(5)	1,233,111	5.1%	—
Water Island Capital LLC(6)	1,223,766	5.0%	—
* Denotes less than 1%
(1)	Includes shares of common stock that may be acquired upon the vesting of the restricted share units shown in the far column.
(2)
The number of shares owned set forth in the table is as of or about February 18, 2016, as reported by Gamco Asset Management, Inc., Gabelli Funds, LLC, Gabelli Securities, Inc., Teton Advisors, Inc. and two other affiliated entities (collectively, “Gamco”) in its amended Schedule 13D filed with the SEC on February 19, 2016. The address for this shareholder is One Corporate Center, Rye, NY 10580. Gamco has sole voting power with respect to 4,324,041 of these shares and sole dispositive power with respect to all of these shares.

(3)
The number of shares owned set forth in the table is as of or about March 9, 2016, as reported by FMR LLC et. al. (“FMR”) in its amended Schedule 13G filed with the SEC on March 10, 2016. The address for this shareholder is 245 Summer Street, Boston, MA 02210. FMR has sole voting power with respect to 329,365 of these shares, shared voting power over none of these shares and sole dispositive power with respect to all of these shares.

(4)
The number of shares owned set forth in the table is as of or about December 31, 2015, as reported by Dimensional Fund Advisors LP (“DF”) in its Schedule 13G filed with the SEC on February 9, 2016. The address for this shareholder is Building One, 6300 Bee Cave Road, Austin, Texas 78746. DF has sole voting power with respect to 1,427,598 of these shares, shared voting power over none of these shares and sole dispositive power with respect to all of these shares.

(5)
The number of shares owned set forth in the table is as of or about December 31, 2015, as reported by BlackRock, Inc. (“BR”) in its Schedule 13G filed with the SEC on January 28, 2016. The address for this shareholder is 55 East 52nd Street, New York, New York 10055. BR has sole voting power with respect to 1,208,472 of these shares, shared voting power over none of these shares and sole dispositive power with respect to all of these shares.

(6)
The number of shares owned set forth in the table is as of or about January 4, 2016, as reported by Water Island Capital LLC ("WIC") in its Schedule 13D filed with the SEC on January 14, 2016. The address for this shareholder is 41 Madison Avenue, New York, NY 10010. WIC has sole voting power and sole dispositive power with respect to all of these shares.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	589,115	N/A	1,410,885
Equity compensation plans not approved by security holders	—	N/A	—
	589,115	N/A	1,410,885

(1)
Consists of the 2015 Plan. Awards under the 2015 Plan may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted share awards, restricted share units, performance shares, performance units, other stock-based awards or dividend equivalents.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors has adopted standards to assist it in making determinations regarding whether our directors are independent as that term is defined in the listing standards of the NYSE. The current version of our standards is available on our website at www.journalmediagroup.com/investors. Based on these standards, the Board determined that Messrs. Smith, Aitken, Newcomb, and Ross, and Ms. Stanek are independent as that term is defined in the listing standards of the NYSE and the director independence standards adopted by the Board.

Our Board of Directors adopted in March 2015 written policies and procedures regarding transactions with related persons. For purposes of the policy:

•	a “related person” means any of our directors, executive officers, nominees for director, five percent or greater shareholder or any of their immediate family members; and

•
a “related person transaction” generally means a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

Each executive officer, director or nominee for director is required to disclose to the Nominating and Corporate Governance Committee certain information relating to related person transactions for review and approval or ratification by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is required to disclose any material related person transactions to the full Board.
Disclosure to the Nominating and Corporate Governance Committee is required to be made before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the transaction or of a material change to such a transaction. Under the policy, the Nominating and Corporate Governance Committee’s decision to approve or ratify a related person transaction is to be based on the Nomination and Corporate Governance Committee’s determination that consummation of the transaction is in, or was not contrary to, our best interests.
There have been no related persons transactions to date.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DISCLOSURE
From our inception on July 25, 2014, and until the consummation of the newspaper mergers on April 1, 2015, our activities were limited to our organization, the preparation of our registration statement on Form S-4 and other matters related to the transactions. Throughout 2014 and until April 1, 2015, we conducted no business operations. Accordingly, we did not engage an independent registered public accounting firm for any services in 2014. Scripps and Journal, however, retained independent registered public accounting firms to audit and/or review the financial statements of Scripps Newspapers and Journal Newspapers, respectively, included in our registration statement on Form S-4 (Registration No. 333-201540) and prepare to audit the financial statements of Scripps Newspapers, our predecessor, included in this Annual Report on Form 10-K.
The Audit Committee of the Board appointed Deloitte & Touche LLP as our independent registered public accounting firm for 2015. In 2015, Deloitte & Touche LLP performed an annual audit of our consolidated and combined financial statements for inclusion in our 2015 annual report to shareholders and required filings with the SEC for our fiscal year ended December 31, 2015.
Audit Fees. The aggregate audit fees billed by Deloitte & Touche LLP for our fiscal year ended December 31, 2015 were $936,825. Audit fees include fees billed for professional services rendered for the audit of our annual financial statements, the review of quarterly financial statements, statutory and regulatory filings and SEC registration statements.
Audit-Related Fees. The aggregate audit-related fees billed by Deloitte & Touche LLP for our fiscal year ended December 31, 2015 were $3,800. Audit-related fees include fees billed for assurance and related services for attest services and consultations concerning financial accounting and reporting matters not classified as audit.
Tax Fees. The aggregate tax fees billed by Deloitte & Touche, LLP for our fiscal year ended December 31, 2015 were $45,600.
All Other Fees. All other fees for products and services other than those in the above three categories billed by Deloitte & Touche LLP for our fiscal year ended December 31, 2015 were $0, respectively.
Our Audit Committee does not consider the provision of non-audit services by Deloitte & Touche LLP to be incompatible with maintaining auditor independence. Pursuant to the provisions of the Audit Committee charter, all audit services and all permitted non-audit services (unless de minimis) provided by our independent auditors, as well as the fees and other compensation to be paid to them, must be approved in advance by our Audit Committee. All audit, audit-related, tax and other services, if any, provided by Deloitte & Touche LLP during 2015 were approved by our Audit Committee in accordance with 17 CFR 210.2-01(c)(7)(i) and the terms of the Audit Committee charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits

		Form 10-K Page
(1)	Financial Statements

	Consolidated and Combined Balance Sheets at December 31, 2015 and 2014	35

	Consolidated and Combined Statements of Operations for each of the three years ended December 31, 2015, 2014 and 2013	36

	Consolidated and Combined Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2015, 2014 and 2013	37

	Consolidated and Combined Statement of Equity for the year ended December 31, 2015	38

	Consolidated and Combined Statements of Equity for the years ended December 31, 2014 and 2013	39

	Consolidated and Combined Statements of Cash Flows for each of the three years ended December 31, 2015, 2014 and 2013	40

	Notes to Consolidated Financial Statements	41

	Report of Independent Registered Public Accounting Firm	65

(2)
All financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated and combined financial statements and notes thereto.

(3)	Exhibits
	The exhibits listed on the accompanying "Exhibit Index" are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.	83

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOURNAL MEDIA GROUP, INC.

Dated:	March 30, 2016	By:	/s/ Timothy E. Stautberg
Timothy E. Stautberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 30, 2016.

Signature	Title

/s/ Timothy E. Stautberg	President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy E. Stautberg

/s/ Jason R. Graham	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Jason R. Graham

/s/ Marty V. Ozolins	Vice President and Controller (Principal Accounting Officer)
Marty V. Ozolins

/s/ Steven J. Smith	Chairman of the Board
Steven J. Smith

/s/ Jonathan Newcomb	Director
Jonathan Newcomb

/s/ Mary Ellen Stanek	Director
Mary Ellen Stanek

/s/ Stuart Aitken	Director
Stuart Aitken

/s/ Brian Ross	Director
Brian Ross

JOURNAL MEDIA GROUP, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1
Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.) +
		S-4	333-200388 (Scripps)	2.1 (Annex A)	11/20/2014
2.2	Agreement and Plan of Merger, dated as of October 7, 2015, among Gannett Co., Inc., Jupiter Merger Sub, Inc. and Journal Media Group, Inc.+	8-K	001-36879	2	10/8/2015
3.1	Amended and Restated Articles of Incorporation of Journal Media Group, Inc. effective December 5, 2014	S-4	333-201540	3.1	1/16/2015
3.2	Bylaws of Journal Media Group, Inc. effective March 31, 2015	8-K	001-36879	3.2	4/6/2015
4	Credit Agreement dated as of April 1, 2015, among Journal Media Group, Inc., certain subsidiaries thereof, certain lenders party thereto and U.S. Bank National Association, as administrative agent	8-K	001-36879	4	4/6/2015
10.1	Employment Agreement, dated as of January 5, 2015, by and between Journal Media Group, Inc. and Timothy E. Stautberg *	S-4	333-201540	10.1	1/16/2015
10.2	Employee Matters Agreement, dated as of July 30, 2014 by and among The E. W. Scripps Company, Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Journal Communications, Inc., Boat Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	8-K	1-31805 (Journal)	10.1	7/30/2014
10.3	Scripps Tax Matters Agreement, dated July 30, 2014, by and among The E. W. Scripps Company, Desk Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	8-K	1-31805 (Journal)	10.2	7/30/2014
10.4	Journal Tax Matters Agreement, dated July 30, 2014, by and among Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	8-K	1-31805 (Journal)	10.3	7/30/2014
10.5	Form of Transition Services Agreement by and between The E. W. Scripps Company and Journal Media Group (f/k/a Boat NP Newco, Inc.)	S-4	333-201540	10.5	1/16/2015
10.6	Journal Media Group, Inc. Executive Severance and Change in Control Plan	10-Q	001-36879	10	8/14/2015
10.7	Change in Control Agreement as amended and restated effective as of October 11, 2010, by and between Journal Communications, Inc. and Elizabeth F. Brenner	10-Q	1-31805 (Journal)	10.24	9/26/2010
10.8	Offer Letter Agreement, dated January 12, 2015, by and between Journal Media Group, Inc. and Jason R. Graham *	S-4	333-201540	10.9	2/4/2015
10.9	Form of Offer Letter from Journal Media Group, Inc. to Elizabeth F. Brenner *	S-4	333-201540	10.10	2/4/2015
10.10	Journal Media Group, Inc. Long-Term Incentive Plan *	S-8	333-204075	4.3	5/12/2015
10.11	Form of Restricted Share Unit Agreement under the Journal Media Group, Inc. Long-Term Incentive Plan *	S-8	333-204075	4.4	5/12/2015
10.12	Journal Media Group, Inc. Executive Annual Incentive Plan *	10-Q	001-36879	10.2	5/15/2015
10.13	Journal Media Group, Inc. Executive Deferred Compensation Plan, as amended *	10-Q	001-36879	10.3	5/15/2015
10.14	Journal Media Group, Inc. Transition Credit Plan, as amended *	10-Q	001-36879	10.4	5/15/2015
10.15	Journal Media Group, Inc. Supplemental Executive Retirement Plan *	10-Q	001-36879	10.5	5/15/2015
10.16	Journal Media Group, Inc. Retention Plan for Publishers *	10-Q	001-36879	10.7	5/15/2015
10.17	Journal Media Group, Inc. Supplemental Benefit Plan *	10-Q	001-36879	10.8	5/15/2015
10.18	Journal Media Group, Inc. Severance and Retention Guidelines for Certain Former Journal Communications, Inc. Employees *	10-Q	001-36879	10.9	5/15/2015
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certifications
31.2	Section 302 Certifications
32	Section 906 Certification
101
The following materials from Journal Media Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated and Combined Balance Sheets at December 31, 2015 and December 31, 2014; (ii) the Consolidated and Combined Statements of Operations for each of the three years in the period ended December 31, 2015; (iii) the Consolidated and Combined Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2015; (iv) the Consolidated and Combined Statements of Equity for each of the three years in the period ended December 31, 2015; (v) the Consolidated and Combined Statements of Cash Flows for each of the three years in the period ended December 31, 2015; and (vii) Notes to the Consolidated and Combined Financial Statements filed herewith.

+
The schedules, exhibits and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of all such schedules and exhibits to the SEC upon request.

*	Denotes a management contract or compensatory plan or arrangement.